Form 10QSB
period 1998-03-31
YADKIN VALLEY CO
filed 1998-08-18
CIK 1013266

U.S SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,1998



                         Commission file number- 1-14081
                                                 -------

                              YADKIN VALLEY COMPANY
             (Exact name of registrant as specified in its charter)



          North Carolina                                        56-1249566
          --------------                                        ----------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)



                              Post Office Box 1729
                          Raleigh, North Carolina 27602
                    (address of principal executive offices)

                            Telephone: (919) 716-2266
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 (g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes x   No
                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock                                      183.732
------------                                      -------
    Class                             Outstanding at August 14, 1998

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                      YADKIN VALLEY COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                        MARCH 31, 1998     DECEMBER 31, 1997
                                                     ------------------    ------------------
                                                        (UNAUDITED)
                       ASSETS
                       ------

CASH                                                 $          53,762     $          45,061
INVESTMENTS IN SECURITIES AVAILABLE FOR SALE
     (COST OF $2,318,640 AT MARCH 31, 1998
     AND AT DECEMBER 31, 1997)                              15,918,571            14,041,263
CERTIFICATES OF DEPOSIT                                        380,000               425,854
ACCRUED INVESTMENT INCOME                                        5,376                 3,148
FEDERAL INCOME TAXES RECOVERABLE                                17,397                 6,029
STATE INCOME TAX RECOVERY                                        4,003                 4,003
OTHER ASSETS                                                       100                   100
                                                     ==================    ==================
         TOTAL ASSETS                                $      16,379,209     $      14,525,458
                                                     ==================    ==================


        LIABILITIES AND SHAREHOLDER'S EQUITY
        ------------------------------------
LIABILITIES:
   LIFE POLICY CLAIM RESERVE                                    29,642                30,121
   NOTES PAYABLE                                               745,067               745,069
   DEFERRED INCOME TAXES                                     5,207,312             4,569,027
   OTHER LIABILITIES                                             8,520                 5,582
                                                     ------------------    ------------------
             TOTAL LIABILITIES                               5,990,541             5,349,799
                                                     ------------------    ------------------

SHAREHOLDERS' EQUITY:
   COMMON STOCK, PAR VALUE $1 PER SHARE; AUTHORIZED
     500,000 SHARES; ISSUED AND OUTSTANDING 183,980 IN
     1998 AND 184,180 IN 1997                                  183,980               184,180
RETAINED EARNINGS                                            1,812,070             1,837,884
NET UNREALIZED GAIN ON INVESTMENT SECURITIES
     AVAILABLE FOR SALE                                      8,392,618             7,153,595
                                                     ------------------    ------------------
                 TOTAL SHAREHOLDERS' EQUITY                 10,388,688             9,175,659
                                                     ------------------    ------------------

                  TOTAL LIABILITIES AND
                    SHAREHOLDERS' EQUITY             $      16,379,209     $       4,525,458
                                                     ==================    ==================




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)



                                        FOR THE THREE      FOR THE THREE
                                        MONTHS ENDED       MONTHS ENDED
                                        MARCH 31, 1998     MARCH 31, 1997
========================================================  ================
                                                   (UNAUDITED)

PREMIUMS AND OTHER REVENUES:
   LIFE PREMIUM                        $         71,469   $        86,500
   DIVIDEND INCOME                                6,741             6,521
   INTEREST INCOME                                5,511             7,153
   GAIN ON SALE OF INVESTMENT
     SECURITIES AVAILABLE FOR
     SALE                                             -           162,246
                                       -----------------  ----------------
                                                 83,721           262,420
                                       -----------------  ----------------


BENEFITS AND EXPENSES:
   DEATH BENEFITS                                35,494            19,239
   INCREASE (DECREASE) IN LIABILITY
     FOR LIFE POLICY CLAIMS                        (479)               --
   OPERATING EXPENSES:
      COMMISSIONS                                32,330            38,958
      INTEREST                                   15,191            15,691
      PROFESSIONAL FEES                           7,813             7,791
      MANAGEMENT FEES                             6,850             6,923
      GENERAL, ADMINISTRATIVE &
        OTHER                                    19,906            16,174
                                       -----------------  ----------------
                                                117,105           104,776
                                       -----------------  ----------------

         INCOME (LOSS)BEFORE INCOME
           TAXES                               (33,384)           157,644
                                       -----------------  ----------------

INCOME TAX EXPENSE (BENEFIT)                   (11,373)            52,343

             NET INCOME (LOSS)         $       (22,011)   $       105,301
                                       =================  ================

NET INCOME PER SHARE                   $         (0.12)   $          0.57
                                       =================  ================

WEIGHTED AVERAGE SHARES OUTSTANDING            184,080            184,180
                                       =================  ================








SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

                                                                    1998           1997
                                                                -----------     ----------
                                                                          UNAUDITED
Operating activities:
   Net income                                                    $   (22,033)     $105,301
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Gain on sale of investment securities                                --      (162,246)
     Increase (decrease) in reserve for policy
       and contract claims                                              (479)           --
     Increase (decrease) in federal income taxes
       recoverable                                                   (11,368)           --
     Increase (decrease) in federal income taxes payable                  --      (171,986)
     Increase (decrease) in state income taxes payable                    --       (55,127)
     Increase (decrease) in accrued investment income                 (2,228)       (5,198)
     Increase (decrease) in other liabilities                          2,938         6,522
                                                                 -----------    ----------
        Net cash provided(used) by operating activities              (33,170)     (282,734)
                                                                 -----------    ----------
Investing activities:
   Proceeds from sale of investment securities available-for-sale         --       184,919
   Maturities of certificates of deposit                              45,854       125,000
                                                                 -----------    ----------
        Net cash provided(used) in investing activities               45,854       309,919
                                                                 -----------    ----------

Financing activities:
   Principal payments on notes payable                                    --          (951)
   Purchase and retirement of common stock                            (3,983)           --
                                                                 -----------    ----------
        Net cash provided (used) by financing activities              (3,983)         (951)
                                                                 -----------    ----------
        Net increase(decrease) in cash                                 8,701        26,234


Cash at beginning of reporting period                                 45,061        69,498
                                                                 -----------    ----------

Cash at end of reporting period                                  $    53,762    $   95,732
                                                                 -----------    ----------

Cash payments for:
   Interest                                                      $    15,429    $    9,169
                                                                 -----------    ----------

   Income taxes                                                  $        --    $  227,113
                                                                 -----------    ----------

Non-cash investing and financing activities:

    Increase in unrealized gain on marketable equity
      securities, net of applicable income taxes of
      $637, 945 and $340,084, respectively.                      $ 1,239,023    $  531,926
                                                                 -----------    ----------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


Note 1: Basis of Presentation

The accompanying consolidated financial statements include the accounts of Yadkin Valley Company (the "Company") and its wholly owned subsidiary Yadkin Valley Life Insurance Company. All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods have been included (such adjustments are normal and recurring in nature).

The information contained in the footnotes to the Company's consolidated financial statements, included in the Company's Form 10-SB, should be referenced when reading these unaudited interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


Note 2: Adoption of Statements of Financial Accounting Standards ("SFAS")

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the application of this statement.

For the three months ended March 31, 1998 and 1997, total comprehensive income consisting of net income (loss) and unrealized gains on securities available for sale, net of taxes was $ 1,216,990 and $ 637,227 respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


   RESULTS OF OPERATIONS. Registrant realized a decrease in consolidated net income of $ 127,312 during the period reported compared to the corresponding period in 1997. Consolidated net loss during the period was $(22,011) compared to consolidated net income of $105,301 earned in the corresponding period of 1997. The decrease was due to a decrease in production of credit life insurance premiums , an increase in general expenses and an increase in claims paid. Certain investments were sold during 1997 which resulted in realized gains of $162,246, and there were no sales in 1998.
   The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $15,031 (17.4%) from the corresponding period in 1997 and management expects the decline to continue for the remainder of the year. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.
   The primary outflows of Registrant's funds are for claim payments, commission payments and general expenses. Incurred claims increased $15,776 (82.0%) from the corresponding period in 1997. The increase is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management has reviewed all claims filed and determined all of the claims to be proper and paid according to provisions in the various policies issued. Based on historical trends, the trend of abnormal claim payments is not expected to continue. While the abnormal policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 1998 versus 1997 is directly correlated to the decline in assumed premium written. There was no significant change in general expenses during the reporting periods.
   During 1998, Registrant's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced significant growth in their fair values from the corresponding period of 1997. A substantial portion of the unrealized gains arise from investments in marketable equity securities issued by banking organizations. Valuations of banking enterprises throughout the financial services industry have experienced substantial growth during this period which contributed to the increase in the fair value of Registrant's investments in these marketable equity securities. There can be no assurances that these fair values will be sustained in future periods. Decreases in the fair values of these investments in future periods will result in reductions of shareholders' equity.

   LIQUIDITY. Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life as the principal source of liquidity. Further, limited borrowings have allowed Registrant to fund asset growth and maintain liquidity. A factor which could impact Registrant's financial position and liquidity are significant increases or decreases in the market values of the securities held in the investment portfolio.
   Management believes the liquidity of the Registrant to be adequate as evidenced by ratios of assets to liabilities of 2.73 at March 31, 1998 and 2.71 at December 31, 1997. Investments in equity securities had a carrying value at March 31, 1998 and December 31, 1997 of $15,918,571 and $14,041,263
respectively. While management considers these securities to be readily marketable, Registrant's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in Registrant realizing substantial losses on any such sales. Management of the Registrant believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that significant sales of these investments would not appear necessary for the foreseeable future.

   FINANCIAL CONDITION. The asset growth from December 31, 1997 was primarily due to unrealized gains on marketable equity securities. There were no other material changes in assets during 1998.
   During 1998, total liabilities increased from $5,349,799 at December 31, 1997 to $5,990,541 at March 31, 1998. The increase in deferred federal income taxes on the unrealized gains on investments increased $638,285 while total liabilities increased $640,742.

   CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At March 31, 1998, Registrant had outstanding borrowings of $745,067 secured by 35,000 shares of common stock in First Citizens Bancorporation of South Carolina, Inc., with a fair market value of approximately $12,880,000. Any funds needed to satisfy loan repayments will be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

   UPDATE ON YEAR 2000. As has been widely reported in the media, many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" (Year 2000 Issue).
   The Company has evaluated the potential impact of the Year 2000 Issue on operations. Management notes that the Company is not heavily dependent on computer programs in the course of performing day-to-day operations, as a result of the size of the Company and the fact that Yadkin Valley Life acts as a reinsurer and not as a primary insurer. As a reinsurer, Yadkin Valley Life is not required to maintain extensive policyholder information on record. In addition, the Company is monitoring the Year 2000 remediation efforts of their significant vendors, and of the entity from which Yadkin Valley Life assumes business. To date the Company has not identified any processes that will require significant expenditures to address the Year 2000 Issue. The Company estimates that the total costs to address the Year 2000 Issue will not be material. Year 2000 project costs during the three month period ended March 31, 1998 were not material.

FORWARD-LOOKING STATEMENTS: The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainies. Forward-looking statements are statements that include projections, predicitions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan ," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rates, and general economic conditions.

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings

        There are no material pending legal proceedings involving the company.

Item 2. Changes in Securities and Use of Proceeds

        There have been no changes in the rights of the holders of the common stock of the Company.

Item 3. Default Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        Not Applicable

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              YADKIN VALLEY COMPANY

Date:   August 18, 1998                By: /s/ DAVID S. PERRY
                                           -----------------------------
                                           David S. Perry, President and
                                             Principal Financial Officer