Form 10QSB
period 1998-06-30
YADKIN VALLEY CO
filed 1998-08-20
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30,1998



                         Commission file number- 1-14081


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 (g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No  [ ]

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

                      YADKIN VALLEY COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 JUNE 30, 1998      DECEMBER 31, 1997
                                              -----------------     -----------------

                   ASSETS                          (UNAUDITED)
                  --------
CASH                                                   $68,347                45,061
INVESTMENTS IN SECURITIES AVAILABLE FOR
SALE  (COST OF $2,318,640 AT JUNE 30, 1998
  AND AT DECEMBER 31, 1998)                         15,900,199            14,041,263
CERTIFICATES OF DEPOSIT                                400,714               425,854
ACCRUED INVESTMENT INCOME                                2,877                 3,148
FEDERAL INCOME TAXES RECOVERABLE                        41,315                 6,029
STATE INCOME TAXES RECOVERABLE                           4,003                 4,003
OTHER ASSETS                                               100                   100
                                              =================     =================
         TOTAL ASSETS                              $16,417,555            14,525,458
                                              =================     =================


    LIABILITIES AND SHAREHOLDER'S EQUITY
   --------------------------------------
LIABILITIES:
   LIFE POLICY CLAIM RESERVE                            25,385                30,121
   NOTES PAYABLE                                       832,343               745,069
   DEFERRED INCOME TAXES                             5,296,808             4,569,027
   OTHER LIABILITIES                                    12,628                 5,582
                                              -----------------     -----------------
             TOTAL LIABILITIES                       6,167,164             5,349,799
                                              -----------------     -----------------

SHAREHOLDERS' EQUITY:
COMMON STOCK, PAR VALUE $1 PER SHARE;
  AUTHORIZED 500,000 SHARES; ISSUED AND
  OUTSTANDING 183,732 IN 1998 AND 184,180 IN
  1997                                                 183,732               184,180
RETAINED EARNINGS                                    1,781,908             1,837,884
NET UNREALIZED GAIN ON INVESTMENT SECURITIES
  AVAILABLE FOR SALE                                 8,284,751             7,153,595
                                              -----------------     -----------------
                 TOTAL SHAREHOLDERS' EQUITY         10,250,391             9,175,659
                                              -----------------     -----------------

                  TOTAL LIABILITIES AND
                    SHAREHOLDERS' EQUITY           $16,417,555            14,525,458
                                              =================     =================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                 FOR THE THREE   FOR THE THREE   FOR THE SIX      FOR THE SIX
                                 MONTHS ENDED    MONTHS ENDED    MONTHS ENDED     MONTHS ENDED
                                 JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998    JUNE 30, 1997
                                  -----------    ------------     ------------    -----------
                                                           (UNAUDITED)
PREMIUMS AND OTHER REVENUES:
   LIFE PREMIUM                      $69,459          82,618          140,928        169,118
   DIVIDEND INCOME                     6,202           5,362           12,943         11,883
   INTEREST INCOME                     5,111           5,999           10,622         13,152
   GAIN ON SALE OF INVESTMENT
     SECURITIES AVAILABLE FOR SALE         -               -                -        162,246
                                  -----------    ------------     ------------    -----------
                                      80,772          93,979          164,493        356,399
                                  -----------    ------------     ------------    -----------


BENEFITS AND EXPENSES:
   DEATH BENEFITS                     40,767           8,943           76,261         28,182
   INCREASE (DECREASE) IN
      LIABILITY FOR
      LIFE POLICY CLAIMS             (4,258)               -          (4,737)              -
   OPERATING EXPENSES:
      COMMISSIONS                     31,181          37,209           63,511         76,167
      INTEREST                        17,227          16,007           32,418         31,698
      PROFESSIONAL FEES               25,096           1,037           32,909          8,828
      MANAGEMENT FEES                  4,375           5,692           11,225         12,615
      GENERAL, ADMINISTRATIVE &
          OTHER                        4,771           6,277           24,589         22,451
                                  -----------    ------------     ------------    -----------
                                     119,159          75,165          236,176        179,941
                                  -----------    ------------     ------------    -----------

            INCOME (LOSS) BEFORE
               INCOME TAXES          (38,387)         18,814         (71,683)        176,458
                                  -----------    ------------     ------------    -----------

INCOME TAX EXPENSE                   (13,029)          8,409         (24,402)         60,752

             NET INCOME (LOSS)      $(25,358)         10,405         (47,281)        115,706
                                   =========          ======         ========        =======
NET INCOME PER SHARE                  $(0.13)           0.06           (0.26)           0.62
                                      ======            ====           =====            ====

WEIGHTED AVERAGE SHARES
OUTSTANDING                          183,876         184,288         183,956         184,288
                                     =======         =======         =======         =======




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997


                                                                                           1998          1997
                                                                                           ----          ----

                                                                                             (UNAUDITED)
Operating activities:
      Net income (loss)                                                               $   (47,281)       115,706
      Adjustments to reconcile net income to net cash
         cash provided by operating activities:
            Gain on sale of securities available for sale                                               (162,246)
            Increase (decrease) in reserve for policy and contract claims                  (4,737)          --
            Decrease (increase) in federal income taxes recoverable                       (35,286)          --
            Increase (decrease) in federal income taxes payable                              --         (191,725)
            Increase (decrease) in state income taxes payable                                --          (55,127)
            Decrease (increase) in accrued investment income                                  271         (1,265)
            Increase (decrease) in other liabilities                                        7,046          1,317
                                                                                      -----------    -----------
                  Net cash provided (used) by operating activities                        (79,987)      (293,340)


Investing activities:
      Proceeds from sale of investment securities available-for-sale                         --          184,919
      Purchases of certificates of deposit                                                (20,714)       (54,195)
      Maturities of certificates of deposit                                                45,854        125,000
                                                                                      -----------    -----------
                  Net cash provided (used) in investing activities                         25,140        255,724

Financing activities:
      Principal payments on notes payable                                                 745,069           (951)
      Proceeds from issuance of notes payable                                             832,343           --
      Purchase and retirement of common stock                                              (9,141)           (20)
                                                                                      -----------    -----------
                  Net cash provided (used) by financing activities                         78,133           (971)

                  Net increase (decrease) in cash                                          23,286        (38,587)

Cash at beginning of reporting period                                                      45,061         69,498

Cash at end of reporting period                                                       $    68,347         30,911
                                                                                      ===========         ======

Cash payments for:
      Interest                                                                        $    25,284    $    31,649
                                                                                      ===========    ===========

      Income taxes                                                                    $     5,000    $   268,063
                                                                                      ===========    ===========

Non-cash investing and financing activities:
       Increase in unrealized gain on investment securities available for sale,
         net of applicable income taxes of $724,985 and $700,651, respectively        $ 1,131,156    $ 1,095,850
                                                                                      ===========    ===========

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


Note 2:     Adoption of Statements of Financial Accounting Standards ("SFAS")

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and id divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the application of this statement.

For the six months ended June 30, 1998 and 1997, total comprehensive income consisting of net income (loss) and unrealized gains on securities available for sale, net of taxes was $1,083,787 and $1,211,556 respectively.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


      RESULTS OF OPERATIONS. Registrant's realized a decrease in consolidated net income of $ 163,075 during the period reported compared to the corresponding period in 1997. Consolidated net loss during the period was $(47,369) compared to consolidated net income of $115,706 earned in the corresponding period of 1997. The decrease was due to a decrease in production of credit life insurance premiums , an increase in general expenses and an increase in claims paid. Additionally, during 1997, certain investments were sold and there were no sales in 1998.
      The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $28,190 (16.7%) from the corresponding period in 1997 and management expects the decline to continue for the remainder of the year. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.
      The primary outflows of Registrant's funds are for claim payments, commission payments and general expenses. Incurred claims increased $43,342 (154%) from the corresponding period in 1997. The increase is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management has reviewed all claims filed and determined all of the claims to be proper and paid according to provisions in the various policies issued. Based on historical trends, the trend of abnormal claim payments is not expected to continue. While the abnormal policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 1998 versus 1997 is directly correlated to the decline in assumed premium written. General expenses increased by $24,917 (56.7%) for the period reported from the corresponding period of 1997, primarily due to an increase in legal and audit of $24,081 (273%) which is directly related to SEC registration and filing.
      During 1998, Registrant's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced significant growth in their fair values from the corresponding period of 1997. A substantial portion of the unrealized gains arise from investments in marketable equity securities issued by banking organizations. Valuations of banking enterprises throughout the financial services industry have experienced substantial growth during this period which contributed to the increase in the fair value of Registrant's investments in these marketable equity securities. There can be no assurances that these fair values will be sustained in future periods. Decreases in the fair values of these investments in future periods will result in reductions of shareholders' equity.

      LIQUIDITY. Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life as the principal source of liquidity. Further, limited borrowings have allowed Registrant to fund asset growth and maintain liquidity. A factor which could impact Registrant's financial position and liquidity are significant increases or decreases in the market values of the securities held in the investment portfolio.
      Management believes the liquidity of the Registrant to be adequate as evidenced by ratios of assets to liabilities of 2.70 at June 30, 1998 and 2.71 at December 31, 1997. Investments in equity securities had a carrying value at June 30, 1998 and December 31, 1997 of $15,900,199 and $14,041,263 respectively.
While management considers these securities to be readily marketable, Registrant's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in Registrant realizing substantial losses on any such sales. Management of the Registrant believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

      FINANCIAL CONDITION. The asset growth from December 31, 1997 was primarily due to unrealized gains on marketable equity securities. There were no other material changes in assets during 1998.
      During 1998, total liabilities increased from $5,349,799 at December 31, 1997 to $6,167,252 at June 30, 1998. The increase in deferred federal income taxes on the unrealized gains on investments increased $700,781 while total liabilities increased $817,453. Notes payable increased by $87,274 from December 31, 1997.

            CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At June 30, 1998, Registrant had outstanding borrowings of $832,343 secured by 20,570 shares of First Citizens BancShares Class A and Class B common stock with a fair market value of approximately $1,964,446. Any funds needed to satisfy loan repayments will be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

            UPDATE ON YEAR 2000. As has been widely reported in the media, many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" (Year 2000 Issue).
   The Company has evaluated the potential impact of the Year 2000 Issue on operations. Management notes that the Company is not heavily dependent on computer programs in the course of performing day-to-day operations, as a result of the size of the Company and the fact that Yadkin Valley Life acts a reinsurer and not a primary insurer. As a reinsurer, Yadkin Valley Life is not required to maintain extensive policyholder information on record. In addition, the Company is monitoring the Year 2000 remediation efforts of their significant vendors, and of the entity from which Yadkin Valley Life assumes business. To date the Company has not identified any processes that will require significant expenditures to address the Year 2000 Issue. The Company estimates that the total costs to address the Year 2000 Issue will not be material. Year 2000 project costs during the three and six month periods ended June 30, 1998 were not material.


      FORWARD-LOOKING STATEMENTS: The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and the

Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rates, and general economic conditions.


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

Date: August 19, 1998                       By:
                                               -------------------------------
                                               David S. Perry, President and
                                                  Principal Financial Officer