Form 10QSB
period 1998-09-30
YADKIN VALLEY CO
filed 1998-11-13
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998



                         Commission file number- 1-14081


                              YADKIN VALLEY COMPANY
              (Exact name of registrant as specified in its charter)



                       North Carolina                           56-1249566
            (State or other jurisdiction of                   (IRS Employer
            incorporation or organization)                   Identification No.)



                               Post Office Box 1729
                          Raleigh, North Carolina 27602
                     (address of principal executive offices)

                            Telephone: (919) 716-2266
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 (g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                     --    --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                              183,692
        ------------                              -------
           Class                     Outstanding at September 30, 1998

                          PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

                       YADKIN VALLEY COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                             SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                             ------------------     -----------------
                    ASSETS                         (UNAUDITED)
                    ------
CASH                                                   $12,209                 45,061
INVESTMENTS IN SECURITIES AVAILABLE FOR SALE
(COST OF $2,318,641 AT SEPTEMBER 30, 1998 AND
AT DECEMBER 31, 1997)                               16,159,559             14,041,263
CERTIFICATES OF DEPOSIT                                433,897                425,854
ACCRUED INVESTMENT INCOME                                4,648                  3,148
FEDERAL INCOME TAXES RECOVERABLE                        48,576                  6,029
STATE INCOME TAXES RECOVERABLE                           4,003                  4,003
OTHER ASSETS                                               100                    100
                                               ---------------       ----------------
         TOTAL ASSETS                              $16,662,992             14,525,458
                                               ===============       ================


     LIABILITIES AND SHAREHOLDER'S EQUITY
     ------------------------------------
LIABILITIES:
   LIFE POLICY CLAIM RESERVE                            28,450                 30,121
   NOTES PAYABLE                                       839,205                745,069
   DEFERRED INCOME TAXES                             5,407,089              4,569,027
   OTHER LIABILITIES                                     5,130                  5,582
                                               ----------------      -----------------
             TOTAL LIABILITIES                       6,279,874              5,349,799
                                               ----------------      -----------------

SHAREHOLDERS' EQUITY:
COMMON STOCK, PAR VALUE $1 PER SHARE;
  AUTHORIZED 500,000 SHARES; ISSUED AND
  OUTSTANDING 183,692 IN 1998 AND 184,180 IN
  1997                                                 183,692                184,180
RETAINED EARNINGS                                    1,765,597              1,837,884
NET UNREALIZED GAIN ON INVESTMENT SECURITIES
  AVAILABLE FOR SALE, NET OF TAXES                   8,433,829              7,153,595
                                               ----------------      -----------------
                 TOTAL SHAREHOLDERS' EQUITY         10,383,118              9,175,659
                                               ----------------      -----------------

                  TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                               $16,662,992             14,525,458
                                               ================      =================






See accompanying notes to consolidated financial statements.

                       YADKIN VALLEY COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME



                                    FOR THE THREE  FOR THE THREE    FOR THE NINE   FOR THE NINE
                                    MONTHS ENDED   MONTHS ENDED     MONTHS ENDED   MONTHS ENDED
                                    SEPT 30, 1998  SEPT 30, 1997    SEPT 30, 1998  SEPT 30, 1997
=================================================  =============    =============  =============

                                                           (UNAUDITED)
PREMIUMS AND OTHER REVENUES:
   LIFE PREMIUM                        $66,837         81,978          207,765       251,096
   DIVIDEND INCOME                       5,361          6,471           18,304        18,354
   INTEREST INCOME                       5,139          6,220           15,761        19,372
   OTHER                                 1,794              -            1,794             -
   GAIN ON SALE OF INVESTMENT
     SECURITIES
     AVAILABLE FOR SALE                      -              -                -       162,246
                                    -----------   ------------      -----------    ----------
                                        79,131         94,669          243,624       451,068
                                    -----------   ------------      -----------    ----------


BENEFITS AND EXPENSES:
   DEATH BENEFITS                       40,792         51,030          117,053        79,212
   INCREASE (DECREASE) IN
LIABILITY FOR
      LIFE POLICY CLAIMS                 3,065        (3,768)          (1,671)       (3,768)
   OPERATING EXPENSES:
      COMMISSIONS                       30,121         36,921           93,632       113,088
      INTEREST                          13,270         15,575           45,688        47,273
      PROFESSIONAL FEES                  7,100            290           40,009         9,118
      MANAGEMENT FEES                    1,925          1,552           13,150        14,167
      GENERAL, ADMINISTRATIVE &
          OTHER                          5,197          (822)           29,873        21,629
                                    -----------   ------------      -----------    ----------
                                       101,470        100,778          337,734       280,719
                                    -----------   ------------      -----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES      (22,339)        (6,109)         (94,110)       170,349
                                    -----------   ------------      -----------    ----------

INCOME TAX EXPENSE (BENEFIT)           (7,595)        (4,372)         (31,997)        56,380

             NET INCOME (LOSS)       $(14,744)        (1,737)         (62,113)       113,969
                                     =========        =======         ========       =======




See accompanying notes to consolidated financial statements.

                       YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                         1998                   1997
                                                                                         ----                   ----

                                                                                                   (UNAUDITED)
Operating activities:
      Net income (loss)                                                             $   (62,113)              113,969
      Adjustments to reconcile net income to net cash provided by operating activities:
            Gain on sale of investment securities available for sale                       --                (162,246)
            Increase (decrease) in life policy claim reserve                             (1,671)                 --
            Decrease (increase) in federal income taxes recoverable                     (42,547)                 --
            Increase (decrease) in federal income taxes payable                            --                (203,184)
            Increase (decrease) in state income taxes payable                              --                 (55,127)
            Decrease (increase) in accrued investment income                             (1,500)               (6,138)
            Increase (decrease) in other liabilities                                       (452)                1,972
                                                                                       --------              --------
                  Net cash provided (used) by operating activities                     (108,283)             (310,754)
                                                                                       --------              --------


Investing activities:
      Proceeds from sale of investment securities available-for-sale                       --                 184,919
      Purchases of certificates of deposit                                           (1,037,241)             (680,367)
      Maturities of certificates of deposit                                           1,029,198               849,406
                                                                                    -----------           -----------
                  Net cash provided (used) in investing activities                       (8,043)              353,958
                                                                                    -----------           -----------
Financing activities:
      Principal payments on notes payable                                              (745,069)                 (951)
      Proceeds from issuance of notes payable                                           839,205                  --
      Purchase and retirement of common stock                                           (10,662)               (3,600)
                                                                                    -----------           -----------
                  Net cash provided (used) by financing activities                       83,474                (4,551)
                                                                                    -----------           -----------
                  Net increase (decrease) in cash                                       (32,852)               34,709

Cash at beginning of reporting period                                                    45,061                69,498
                                                                                    -----------           -----------

Cash at end of reporting period                                                     $    12,209               104,207
                                                                                    ===========           ===========

Cash payments for:
      Interest                                                                      $    48,065                47,273
                                                                                    ===========           ===========
      Income taxes                                                                  $     7,450               258,646
                                                                                    ===========           ===========
Non-cash investing and financing activities:

    Increase in unrealized gain on investment securities available for sale, net of
      applicable income taxes of $838,062 and $1,773,322, respectively.             $ 1,280,234           $ 3,001,006
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

For the nine months ended September 30, 1998 and 1997, total comprehensive income consisting of net income (loss) and unrealized gains on securities available for sale, net of taxes, was $1,218,121 and $2,887,627 respectively.

Note 3:     Related Parties

American Guaranty Insurance Company, a subsidiary of First Citizens Bank & Trust Company ("FCB&T"), a subsidiary of First Citizens BancShares, Inc. ("FCB"), provides management services to the Company. Management fees were $13,150 for the nine months ending September 30, 1998 and $14,167 for the corresponding period in 1997.

Yadkin Valley Life provides reinsurance to Triangle Life Insurance Company ("TLIC"), a company affiliated through certain common ownership. Amounts related to business assumed from TLIC for the nine months ending September 30, 1998 and the corresponding period in 1997 are as follows:

                                                       1998         1997
                                                      -------     -------

      Premiums assumed                                207,765     251,096
      Death benefits assumed                          117,053      79,212
      Life policy claim reserve assumed                28,450      30,121
      Commissions assumed                              93,632     113,088

The Company holds stock in FCB, First Citizens Bancorporation of South Carolina, Inc. (FCB-SC") and The Heritage Bank ("Heritage"). The Company, FCB, FCB-SC and Heritage are related through certain common ownership. At September 30, 1998 and 1997, the Company also had $433,897 and $379,195 respectively, invested in FCB&T certificates of deposit.

An executive officer and director of the Company is also a director of Heritage. As part of reinsurance commissions assumed, the Company paid approximately $13,142 in commissions to Heritage for the nine months ended September 30, 1998 and $14,799 for the corresponding period in 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


      Results of Operations. Registrant realized a decrease in consolidated net income of $176,082 during the nine months ended September 30, 1998 compared to the corresponding period in 1997. Consolidated net loss during the period was $(62,113) compared to consolidated net income of $113,969 earned in the corresponding period of 1997. The decrease was due to a decrease in production of credit life insurance premiums , an increase in general expenses and an increase in claims paid. Additionally, during 1997, certain investments were sold resulting in realized gains of $162,246, whereas there were no such sales in 1998.
      The main source of operating revenue for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $43,331 (17.3%) from the corresponding period in 1997 and management expects the decline to continue for the remainder of the year. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.
      The primary operating expenses of Registrant are for claim payments, commission payments and general expenses. Incurred claims increased $39,938 (53%) from the corresponding period in 1997. The increase is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management has reviewed all claims filed and determined all of the claims to be proper and paid according to provisions in the various policies issued. Based on historical trends, the trend of abnormal claim payments is not expected to continue. While the abnormal policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 1998 versus 1997 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions and incurred benefits, increased by $44,779 (39%) for the nine month period reported from the corresponding period of 1997, primarily due to an increase in legal and audit expenses of $30,891 (339%) which is directly related to SEC registration and filing.
      During 1998, Registrant's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced significant growth in their fair values from the corresponding period of 1997. A substantial portion of the unrealized gains arise from investments in marketable equity securities issued by banking organizations. Valuations of banking enterprises throughout the financial services industry have experienced substantial growth during this period which contributed to the increase in the fair value of Registrant's investments in these marketable equity securities. There can be no assurances that these fair values will be sustained in future periods. Decreases in the fair values of these investments in future periods will result in reductions of shareholders' equity.

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

      Management believes the liquidity of the Registrant to be adequate as evidenced by ratios of assets to liabilities of 2.65 at September 30, 1998 and
2.72 at December 31, 1997. Investments in equity securities had a carrying value at September 30, 1998 and December 31, 1997 of $16,159,559 and $14,041,263
respectively. While management considers these securities to be readily marketable, Registrant's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in Registrant realizing substantial losses on any such sales. Management of the Registrant believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of a substantial portion of these investments would not appear necessary for the foreseeable future.

      Financial Condition. The asset growth from December 31, 1997 was primarily due to unrealized gains on marketable equity securities. There were no other material changes in assets during 1998.
      During 1998, total liabilities increased from $5,349,799 at December 31, 1997 to $6,279,874 at September 30, 1998. The increase in deferred federal income taxes on the unrealized gains on investments increased $838,062 while total liabilities increased $930,075. Notes payable increased by $94,136 from December 31, 1997.

            Capital Resources. There are no material commitments for capital expenditures and none are anticipated. At September 30, 1998, Registrant had outstanding borrowings of $839,205 secured by 20,570 shares of First Citizens BancShares Class A and Class B common stock with a fair market value of approximately $1,751,066. Any funds needed to satisfy loan repayments will be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life .

      UPDATE ON YEAR 2000. As has been widely reported in the media, many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" (Year 2000 Issue).
   The Company has evaluated the potential impact of the Year 2000 Issue on operations and determined the risks to be minimal or none. Management notes that the Company is not heavily dependent on computer programs in the course of performing day-to-day operations, as a result of the size of the Company and the fact that Yadkin Valley Life acts a reinsurer and not a primary insurer.
   As a reinsurer, Yadkin Valley Life is not required to maintain extensive policyholder information on record. In addition, the Company is monitoring the Year 2000 remediation efforts of their significant vendors, and of the entity from which Yadkin Valley Life assumes business. At September 30, 1998, it has been determined that all significant vendors expect to be Year 2000 compliant at December 31, 1998 with testing of all applicable processes to be completed no later than June 30, 1999.
   To date the Company has not identified any processes that will require significant expenditures to address the Year 2000 Issue. The Company estimates that the total costs to address the Year 2000 Issue will be insignificant. There were no Year 2000 project costs during the three and nine month periods ended September 30, 1998 and none is expected for the remainder of 1998 or 1999.
      Contingency plans for continued operation of the Company consist of manual processes during any non-compliant period of time. Business is conducted primarily on a manual basis and, as stated above, the parties with which the Company conducts business expects to be Year 2000 compliant at December 31, 1998.

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


                                            YADKIN VALLEY COMPANY

Date: November 11, 1998                     By: /u/ David S. Perry
                                               ---------------------------------------------------------
                                               David S. Perry, President and Principal Financial Officer