Form 10QSB
period 1999-03-31
YADKIN VALLEY CO
filed 1999-05-14
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                                          183,692
        ------------                                          -------
            Class                                 Outstanding at March 31, 1999

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31, 1999      December 31,1998
                                                                                    ---------------     -----------------
                                                                                      (UNAUDITED)
                                      ASSETS

Cash                                                                                  $     12,863                51,980

Investment in securities available for sale (cost of $2,318,641
   at March 31, 1999 and December 31, 1998)                                             11,784,441            15,629,046

Certificates of Deposit                                                                    458,542               439,502

Accrued Investment Income                                                                    5,051                 3,885

Federal Income Taxes Recoverable                                                            61,808                46,153

State Income Taxes Recoverable                                                               3,590                 3,590

Other Assets                                                                                   100                   100
                                                                                    --------------         -------------
             Total Assets                                                            $  12,326,395            16,174,256
                                                                                    ==============         =============



                       LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities :
    Life policy claims reserves
                                                                                            34,439                13,373
    Deferred income taxes
                                                                                         3,706,032             5,205,114
    Notes Payable
                                                                                           839,205               839,205
    Other Liabilities
                                                                                            10,749                 4,680
                                                                                    --------------         -------------
               Total Liabilities
                                                                                         4,590,425             6,062,372
                                                                                    --------------         -------------

Shareholders' Equity :
    Common stock, par value $1 per share; authorized 500,000
        shares, issued andoutstanding 183,692 in 1999 and 183,692
        in 1998                                                                            183,692               183,692
   Retained Earnings                                                                     1,750,618             1,781,008

   Accumulated other comprehensive income                                                5,801,660             8,147,184
                                                                                    --------------         -------------

                Total Shareholders' Equity                                               7,735,970            10,111,884
                                                                                    --------------         -------------

                Total liabilities and shareholders' equity                           $  12,326,395            16,174,256
                                                                                    ==============         =============

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                             For the three           For the three
                                                             Months Ended            Months Ended
                                                             March 31,1999           March 31,1998
                                                             -------------           -------------
                                                               UNAUDITED               UNAUDITED
Premiums and other revenue :
    Life premium                                              $    61,910                  71,469
    Dividend income                                                 5,186                   6,741
    Interest income                                                 5,204                   5,511
                                                             ------------             -----------
                                                                   72,300                  83,721
                                                             ------------             -----------

Benefits and expenses :
    Death benefits                                                 10,551                  35,494
    Increase (decrease) in  liability for life
       Policy claims                                               21,066                  (479)
Operating Expenses :
    Commissions                                                    27,879                  32,330
    Interest                                                       11,546                  15,191
    Professional fees                                              15,098                   7,813
    Management fees                                                7,826                   6,850
    General, administrative and other                              24,379                  19,906
                                                             ------------             -----------
                                                                  118,345                 117,105
                                                             ------------             -----------

             Loss before income taxes                           (46,045)                (33,384)

Income tax benefit                                              (15,655)                (11,351)
                                                             ------------             -----------
              Net loss                                          (30,390)                (22,033)
                                                             ============             ===========

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                                                            1999         1998
                                                                       -------------  -----------
                                                                         UNAUDITED     UNAUDITED
Operating Activities :
    Net loss                                                           $   (30,390)       (22,033)
     Adjustments to reconcile net income to net cash used by
         operating activities:
     Decrease (increase) in reserve  for policy and contract claims         21,066           (479)
     Increase in federal income tax recoverable                            (15,655)       (11,368)
     Increase in accrued investment income                                  (1,167)        (2,228)
     Increase in other liabilities                                           2,938          6,069
                                                                       -----------    -----------
                           Net cash provided (used) by operating
                              activities                                   (20,077)       (33,170)
                                                                       -----------    -----------

Investing activities :
     Purchases of certificates of deposit                                 (467,154)             0
     Maturities of certificates of deposit                                 448,114         45,854
                                                                       -----------    -----------
                           Net cash provided (used) by investing
                              activities                                   (19,040)        45,854
                                                                       -----------    -----------

Financing activities :
     Purchases and retirement of common stock                                    0         (3,983)
                                                                       -----------    -----------
                           Net cash provided (used) by financing
                              activities                                         0         (3,983)
                                                                       -----------    -----------

                                  Net Increase (decrease) in cash
                                                                           (39,117)         8,701
Cash at beginning of reporting period                                       51,980         45,061
                                                                       -----------    -----------
Cash at end of reporting period                                        $    12,863         53,762
                                                                       ===========    ===========

Cash Payments for :
     Interest                                                          $    13,302         15,429
                                                                       ===========    ===========
     Income taxes                                                      $         0              0
                                                                       ===========    ===========

Non-cash investing and financing activities :
     Increase (decrease) in unrealized gain on marketable equity
        Securities, net of applicable income taxes of $1,499,082 and
        $638,205                                                       $(2,493,221)     1,239,103
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

The information contained in the footnotes to the Company's consolidated financial statements, included in the Company's Form 10-KSB, should be referenced when reading these unaudited interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


Note 2:    Adoption of Statements of Financial Accounting Standards ("SFAS")

During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the application of this statement.

For the three months ended March 31, 1999 and 1998, total comprehensive income
(loss) consisting of net income (losses) and unrealized gains (loss) on securities available for sale, net of taxes was $2,375,914 and $1,855,275 respectively.

Note 3:  Related Parties

A director and certain significant shareholders of the Company are also significant shareholders and, in some cases, directors of First Citizens BancShares, Inc. ("FCB"), First Citizens Bancorporation of South Carolina, Inc. ("FCB-SC"), The Heritage Bank ("Heritage"), Triangle Life Insurance Company ("TLIC"), and American Guaranty Insurance Company ("AGI"). All of these entities are related through common ownership.

AGI is a subsidiary of First-Citizens Bank & Trust Company ("FCB&T"), a subsidiary of FCB, and provides management services to the Company. Management fees were $7,826 for the three months ending March 31, 1999 and $6,850 for the corresponding period in 1998.

Yadkin Valley Life provides reinsurance to Triangle Life Insurance Company ("TLIC"), a company affiliated through certain common ownership. Amounts related to business assumed from TLIC for the three months ending March 31, 1999 and the corresponding period in 1998 are as follows:


                                                         1999          1998
                                                        ------        ------

     Premiums assumed                                   61,910        71,469
     Death Benefits assumed                             10,551        35,494
     Life policy claim reserves assumed                 34,439        29,642
     Commissions assumed                                27,879        32,330


The Company holds stock in FCB, First Citizens Bancorporation of South Carolina, Inc. ("FCB-SC") and The Heritage Bank ("Heritage"). The Company, FCB, FCB-SC and Heritage are related through certain common ownership. At March 31, 1999 and 1998, the Company had $458,542 and $439,502 respectively invested in FCB&T certificates of deposit.

An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $3,724 in commissions to Heritage for the three months ended March 31, 1999 and $4,578 for the corresponding period in 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


           RESULTS OF OPERATIONS. Registrant realized an increase in consolidated net loss of $8,357 during the period reported compared to the corresponding period in 1998. Consolidated net loss during the period was $(30,390) compared to consolidated net loss of $(22,033) during the corresponding period of 1998. The decrease was primarily due to a decrease in production of credit life insurance premiums and an increase in operating expenses.

           The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $9,559 (13.4%) from the corresponding period in 1998 and management expects the decline may continue for the remainder of the year. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

           The primary outflows of Registrant's funds are for claim payments, commission payments and general expenses. Incurred claims decreased $3,398 (9.7%) from the corresponding period in 1998. The decrease is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued. Based on historical trends, the trend of abnormal claim payments is not expected to continue; however, the continued decline in premium volume appears to be the primary determining factor in recent net losses. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 1999 versus 1998 is directly correlated to the decline in assumed premium written. Operating expenses increased by $4,638 (5.6%) for the period reported from the corresponding period of 1998, primarily due to an increase in professional fees of $7,285 (93%) and operating expenses of $4,473 (22.5%) which is directly related to SEC registration and filing.

           During 1999, Registrant's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced a decline in their fair values of $3,844,605 (24.6%) from December 31, 1998. Registrant's investment portfolio consists primarily of equity securities issued by banking organizations. The fair values of equity securities issued by banking organizations throughout the financial services industry have increased substantially during the two years ended December 31, 1998. Management believes that the decline in fair values of Registrant's investments as of March 31, 1999 is an aberration driven by the fact that the Company's largest individual holding is in a banking organization whose equity securities are not widely traded and thus are subject to fluctuation when significant trades in that organization's equity securities occur. Management notes that subsequent to March 31, 1999, trades in the equity securities in which the Company has invested by other parties have resulted in fair values, which approximate or exceed the fair values of those same securities as of December 31, 1998. However, there can be no assurances that these fair values will be sustained in future periods. Continued decreases in the fair values of these investments in future periods will result in additional reductions of shareholders' equity.

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

           Management believes the liquidity of the Registrant to be adequate as evidenced by ratios of assets to liabilities of 2.69 at March 31, 1999 and 2.66 at December 31, 1998. Investments in equity securities had a carrying value at March 31, 1999 and December 31, 1998 of $11,784,441 and $15,629,046
respectively. While management considers these securities to be readily marketable, Registrant's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in Registrant realizing substantial losses on any such sales. Management of the Registrant believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

           FINANCIAL CONDITION. The asset decrease from December 31, 1998 was primarily due to a decrease in unrealized gains on marketable equity securities. There were no other material changes in assets during 1999.
           During 1999, total liabilities decreased from $6,062,372 at December 31, 1998 to $4,590,425 at March 31, 1999. The decrease in deferred federal income taxes on the unrealized gains on investments was $1,499,082 while total liabilities decreased $1,471,947.

            CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At March 31, 1999, Registrant had outstanding borrowings, which is with an unrelated bank, of $839,205 secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Class, which have a carrying value of $1,469,259; and 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Class, which have a carrying value of $78,816; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a carrying value of $2,700,000. Any funds needed to satisfy loan repayments will be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life .

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

      The Company has evaluated the potential impact of the Year 2000 Issue on operations. Management notes that the Company is not heavily dependent on computer programs in the course of performing day-to-day operations, as a result of the size of the Company and the fact that Yadkin Valley Life acts as a reinsurer and not a primary insurer. As a reinsurer, Yadkin Valley Life is not required to maintain extensive policyholder information on record. All such policyholder information is maintained by the ceding company. Management has also monitored the Year 2000 remediation efforts by the ceding company's computer systems and has concluded that in the event of failure of the ceding company's computer systems, the ceding company could operate in manual environment without significantly disrupting the production of new policies to cede to Yadkin Valley Life.

      Yadkin has identified The Fidelity Bank, The Heritage Bank, and Southern Bank & Trust Company as the most significant vendors with whom they interact (through the ceding company) in the course of daily operations. These banks are responsible for calculating and paying premiums to the ceding company. Yadkin believes that the Year 2000 readiness of these banking entities is critical to the generation of new business and the maintenance of existing business. The ceding company is therefore reliant on the Year 2000 readiness of the banks, and has been informed that the banks are believed to be Year 2000 compliant with respect to the loan processing systems. Additional testing of the loan processing system is scheduled to be conducted from May 3, 1999 to August 6, 1999 to confirm the readiness for the Year 2000. The banks' loan systems provide all information necessary to provide and maintain the credit life insurance written by the ceding company.

      Management notes that Yadkin could continue to operate for a prolonged period without any premium revenue in the event that these banks are not able to calculate premiums, by liquidating some or all of its significant investment portfolio to pay for operational expenses; however, the valuation of the investment portfolio could be impacted by a lack of Year

2000 readiness by the aforementioned banks or any of the other banks whose equity securities are owned by Yadkin. See "Liquidity".

      To date, Yadkin has not identified any processes that will require significant expenditures to address the Year 2000 issue. Yadkin estimates that total cost to address the Year 2000 issue will not be material. There was no cost to Yadkin for the Year 2000 project during the first quarter of 1999.


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


                                  YADKIN VALLEY COMPANY

Date:      May 14, 1999           By:  /s/ David S. Perry
                                       -----------------------------------------
                                       David S. Perry,
                                       President and Principal Financial Officer