Form 10QSB
period 1999-06-30
YADKIN VALLEY CO
filed 1999-08-12
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                 FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999



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
Yes x    No
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                                   183,642
        ------------                                   -------
           Class                              Outstanding at June 30, 1999

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

                     YADKIN VALLEY COMPANY AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                                     June 30,1999         December 31,1998
                                                    --------------        -----------------
                                                      (UNAUDITED)
                  ASSETS
                  ------

Cash                                                  $     40,047                   51,980
Investment in securities available for
sale (cost of $2,318,641 at June 30,
 1999 and December 31, 1998)                            13,704,730               15,629,046
Certificates of deposit                                    432,500                  439,502
Accrued investment income                                    4,469                    3,885
 Federal income taxes recoverable                           61,290                   46,153
State income taxes recoverable                               3,590                    3,590
Other assets                                                   100                      100
                                                    --------------        -----------------
              Total assets                             $14,246,726               16,174,256
                                                    ==============        =================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Liabilities:
         Life policy claims reserves                        11,294                   13,373
         Deferred income taxes                           4,454,953                5,205,114
         Notes payable                                     869,205                  839,205
         Other liabilities                                   3,819                    4,680
                                                    --------------        -----------------
              Total liabilities                          5,339,271                6,062,372
                                                    --------------        -----------------

Shareholders' equity:
    Common stock, par value $1 per share;
authorized 500,000 shares, issued and outstanding
183,642 in 1999 and 183,692 in 1998                        183,642                  183,692
Retained earnings                                        1,750,786                1,781,008
Accumulated other comprehensive income                   6,973,027                8,147,184
                                                    --------------        -----------------

              Total shareholders' equity                 8,907,455               10,111,884
                                                    --------------        -----------------
              Total liabilities and
               shareholders' equity                    $14,246,726               16,174,256
                                                    ==============        =================

See accompanying notes to consolidated financial statements.

                     YADKIN VALLEY COMPANY AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                       For the         For the        For the        For the
                                        three           three           six            six
                                        months          months         months         months
                                        ended           ended          ended          ended
                                         June           June           June           June
                                       30, 1999        30, 1998       30, 1999       30, 1998
                                     ------------    -----------    -----------    -----------
                                       UNAUDITED      UNAUDITED      UNAUDITED      UNAUDITED
Premiums and other revenue:
   Life premium                        $ 59,363         69,459        121,273        140,928

   Dividend income                        6,296          6,202         11,482         12,943

   Interest income                        4,618          5,111          9,822         10,622
                                   ------------    -----------    -----------    -----------
                                         70,277         80,772        142,577        164,493
                                   ------------    -----------    -----------    -----------
Benefits and expenses:
   Death benefits                        25,017         40,767         35,568         76,261
   Decrease in liability
for life policy  Claims                 (23,145)        (4,258)        (2,079)        (4,737)
Operating expenses:
   Commissions                           26,722         31,181         54,601         63,511
   Interest                              13,267         17,227         24,813         32,418
   Professional fees                     16,100         25,096         31,198         32,909
   Management fees                        4,042          4,375         11,868         11,225
   General, administrative
     and other                            6,750          4,771         31,129         24,589
                                   ------------    -----------    -----------    -----------
                                         68,753        119,159        187,098        236,176
                                   ------------    -----------    -----------    -----------
          Income (loss)
before income taxes                       1,524        (38,387)       (44,521)       (71,683)

Income tax expense (benefit)                518        (13,029)       (15,137)       (24,402)
                                   ------------    -----------    -----------    -----------
           Net income (loss)         $    1,006        (25,358)       (29,384)       (47,281)
                                   ============    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                     YADKIN VALLEY COMPANY AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                                                      1999            1998
                                                                  ----------       -----------
Operating Activities:                                              UNAUDITED        UNAUDITED

   Net loss                                                      $   (29,384)       (47,281)

   Adjustments to reconcile net loss to net cash used by
      operating activities:
           Decrease in reserve  for policy and contract claims        (2,079)        (4,737)
           Increase in federal income taxes  recoverable             (15,137)       (35,286)
           Increase in accrued investment income                        (585)           271
           Increase (decrease) in other liabilities                     (861)         7,046
                                                                  ----------       --------
      Net cash used by operating activities                          (48,046)       (79,987)
                                                                  ----------       --------
Investing activities:
   Purchases of certificates of deposit                             (869,654)       (20,714)
   Maturities of certificates of deposit                             876,656         45,854
                                                                  ----------       --------
      Net cash provided by investing activities                        7,002         25,140
                                                                  ----------       --------

Financing activities:
   Proceeds from increase in notes payable                            30,000        832,343
   Principal payments on notes payable                                  --         (745,069)
   Purchases and retirement of common stock                             (889)        (9,141)
                                                                  ----------       --------
    Net cash provided (used) by  financing activities                 29,111         78,133
                                                                  ----------       --------
     Net  increase (decrease) in cash                                (11,933)        23,286
Cash at beginning of reporting period                                 51,980         45,061
                                                                  ----------       --------
Cash at end of reporting period                                  $    40,047         68,347
                                                                  ==========    ===========
Cash payments for:
   Interest                                                      $    25,674         25,284
                                                                  ==========    ===========
   Income taxes                                                  $      --            5,000
                                                                  ==========    ===========
Non-cash investing and financing activities:
   Increase (decrease) in unrealized gain on
    securities available for sale, net of applicable
 income taxes of ($750,160) and $724,985                         $(1,174,157)     1,131,156
                                                                  ==========    ===========

See accompanying notes to consolidated financial statements.

                     YADKIN VALLEY COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the accounts of Yadkin Valley Company (the "Company" or "Registrant") and its wholly owned subsidiary Yadkin Valley Life Insurance Company. All significant intercompany transactions are eliminated in consolidation and all adjustments considered necessary for a fair presentation of the results for the interim periods have been included (such adjustments are normal and recurring in nature).

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

For the six months ended June 30, 1999 and 1998, total comprehensive income
(loss) consisting of net income (loss) and unrealized gains (losses) on securities available for sale, net of taxes was $(1,203,541) and $1,083,875 respectively.

Note 3:  Related Parties

A director and certain significant shareholders of the Company are also significant shareholders and, in some cases, directors of First Citizens BancShares, Inc. ("FCB"), First Citizens Bancorporation of South Carolina, Inc. ("FCB-SC"), The Heritage Bank ("Heritage"), Triangle Life Insurance Company ("TLIC"), and American Guaranty Insurance Company (AGI"). All of these entities are related through common ownership.

 AGI is a subsidiary of First-Citizens Bank & Trust Company ("FCB&T"), a subsidiary of FCB, and provides management services to the Company. Management fees were $11,868 for the six months ended June 30, 1999 and $11,225 for the corresponding period in 1998.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB. Amounts related to business assumed from TLIC for the six months ended June 30, 1999 and the corresponding period in 1998 are as follows:


                                                  1999        1998
                                               ---------    --------

      Premiums assumed                           121,273     140,928
      Death benefits assumed                      35,568      76,261
      Life policy claim reserves assumed          11,294      25,385
      Commissions assumed                         54,601      63,511

The Company holds stock in FCB, First Citizens Bancorporation of South Carolina, Inc. ("FCB-SC") and The Heritage Bank ("Heritage"). The Company, FCB, FCB-SC and Heritage are related through certain common ownership. At June 30, 1999 and 1998, the Company had $332,500 and $301,114, respectively, invested in FCB&T certificates of deposit.

An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $7,201 in commissions to Heritage for the six months ended June 30, 1999 and $8,965 for the corresponding period in 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


      RESULTS OF OPERATIONS. Registrant realized a decrease in consolidated net loss of $45,976 during the six months ended June 30, 1999 compared to the corresponding period in 1998. Consolidated net loss during the period was $29,384 compared to consolidated net loss of $75,360 during the corresponding period of 1998. The decrease was primarily due to a decrease in incurred claims which is discussed further below.

      The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. During the six months ended June 30, 1999, premiums have decreased $19,655 (13.9%) from the corresponding period in 1998 and management expects the decline may continue. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

      The primary outflows of Registrant's funds are for claim payments, commission payments and general expenses. Incurred claims decreased $38,035 (53.2%) for the six months ended June 30,1999 when compared to the corresponding period in 1998. The decrease is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. As reported in prior reports, based on historical trends, the trend of abnormal claim payments experienced in 1998 was not expected to continue. During the quarter ended June 30, 1999, the improvement in incurred claims is significant; however, the continued decline in premium volume appears to be the primary determining factor in recent net losses. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 1999 versus 1998 is directly correlated to the decline in assumed premium written.

      During 1999, Registrant's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced a decline in their fair values of $1,924,316 (12.3%) from December 31, 1998. Management believes that the decline in fair values of Registrant's investments as of June 30, 1999 is an aberration driven by the fact that the Company's largest individual holding is in a banking organization whose equity securities are not widely traded and thus are subject to fluctuation when significant trades in that organization's equity securities occur. Management notes that the fair value of these equity securities has increased $1,925,000 (20%) from March 31, 1999. This follows a $3,675,000 (28%) decline at March 31, 1999 from December 31, 1998. However, there can be no assurances that these fair values will be sustained in future periods. Continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity.

      LIQUIDITY. Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life as the principal source of liquidity. Further, limited borrowings have allowed Registrant to fund asset growth and maintain liquidity. A factor which could impact Registrant's financial position and liquidity are significant increases or decreases in these fair values of the securities held in the investment portfolio.

      Management believes the liquidity of the Registrant to be adequate as evidenced by ratios of assets to liabilities of 2.68 at June 30, 1999 and 2.66 at December 31, 1998. Investments in equity securities had a fair value at June 30, 1999 and December 31, 1998 of $13,704,730 and $15,629,046 respectively.
While management considers these securities to be readily marketable, Registrant's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in Registrant realizing substantial losses on any such sales. Management of the Registrant believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

      FINANCIAL CONDITION. The asset decrease from December 31, 1998 was primarily due to a decrease in unrealized gains on marketable equity securities. There were no other material changes in assets during 1999. During 1999, total liabilities decreased from $6,062,372 at December 31, 1998 to $5,339,271 at June 30, 1999. The decrease in deferred federal income taxes on the unrealized gains on investments was $750,161 while total liabilities decreased $723,101.

      CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At June 30, 1999, Registrant had outstanding borrowings with an unrelated bank of $869,205 secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Stock, which have a fair value of $1,465,209; and 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Stock, which have a fair value of $78,816; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a fair value of $3,250,000. Any funds needed to satisfy loan repayments will be derived from the sale of or repositioning of investments and from dividends from Yadkin Valley Life.

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

   The Company has evaluated the potential impact of the Year 2000 Issue on operations. Management notes that the Company is not heavily dependent on computer programs in the course of performing day-to-day operations, as a result of the size of the Company and the fact that Yadkin Valley Life acts as a reinsurer and not a primary insurer. As a reinsurer, Yadkin Valley Life is not required to maintain extensive policyholder information on record. All such policyholder information is maintained by the ceding company. Management has also monitored the Year 2000 remediation efforts by the ceding company's computer systems and has concluded that in the event of failure of the ceding company's computer systems, the ceding company could operate in a manual environment without significantly disrupting the production of new policies to cede to Yadkin Valley Life.

   Yadkin has identified The Fidelity Bank, The Heritage Bank, and Southern Bank & Trust Company as the most significant vendors with whom they interact (through the ceding company) in the course of daily operations. These banks are responsible for calculating and paying premiums to the ceding company. Yadkin believes that the Year 2000 readiness of these banking entities is critical to the generation of new business and the maintenance of existing business. The ceding company is therefore reliant on the Year 2000 readiness of these banks, and has been informed that these banks are believed to be Year 2000 compliant with respect to the loan processing systems. The banks' loan systems provide all information necessary to provide and maintain the credit life insurance written by the ceding company.

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

   To date, Yadkin has not identified any processes that will require significant expenditures to address the Year 2000 issue. Yadkin estimates that total cost to address the Year 2000 issue will not be material. There was no cost to Yadkin for the Year 2000 project during the first two quarters of 1999. The disclosures included herein are deemed to be Year 2000 readiness disclosures.


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

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Shareholders of the Company was held on April 26, 1999.

      (b) At the Annual Meeting, the following Directors were elected to the Board of Directors, for a term expiring at the Annual Meeting of Shareholders to be held in 2000 or until a successor is duly elected and qualified:

                  David S. Perry
                  Hope H. Connell
                  Edward T. Lucas

      (c) Matters voted upon at the Annual meeting and the numbers of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

(1)   Election of three Directors for a term expiring in 2000

                                        FOR           AGAINST     WITHHELD
                                        ---           -------     --------

            David S. Perry              144,357            0        3
            Hope Holding Connell        144,357            0        3
            Edward T. Lucas             144,357            0        3

(2) Ratification of the appointment of KPMG LLP as independent public accountants for the Company for 1999:

            For:                    144,356
            Against:                      0
            Abstaining from Voting:       4

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      Not Applicable

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          YADKIN VALLEY COMPANY

Date: August 10, 1999                     By: /s/ David S. Perry
                                             ---------------------------------
                                             David S. Perry, President and
                                             Principal Financial Officer