Form 10QSB
period 1999-09-30
YADKIN VALLEY CO
filed 1999-11-15
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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
Yes x   No
   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                                    183,620
        ------------                                    -------
            Class                           Outstanding at September 30, 1999

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       YADKIN VALLEY COMPANY AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,1999                December 31,1998
                                                                               ---------------------          ----------------------
                                                                                        (UNAUDITED)
                            ASSETS
                            ------
Cash                                                                                    $     66,861                          51,980
Investment in securities available for sale (cost of $2,318,641 at
    September 30, 1999 and $2,276,744 at December 31, 1998)                               12,474,350                      15,629,046
Certificates of deposit                                                                      465,000                         439,502
Accrued investment income                                                                      3,774                           3,885
Federal income taxes recoverable                                                              16,103                          46,153
State income taxes recoverable                                                                 3,590                           3,590
Other assets                                                                                     100                             100
                                                                               ---------------------          ----------------------
              Total assets                                                            $   13,029,778                      16,174,256
                                                                               =====================          ======================
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Liabilities :
    Life policy claims reserves                                                               12,754                          13,373
    Deferred income taxes                                                                  3,975,245                       5,205,114
    Notes payable                                                                            869,205                         839,205
    Other liabilities                                                                          4,760                           4,680
                                                                               ---------------------          ----------------------
              Total liabilities                                                            4,861,964                       6,062,372
                                                                               ---------------------          ----------------------
Shareholders' equity :
    Common stock, par value $1 per share; authorized 500,000
      shares, issued and outstanding 183,620 in 1999 and
      183,692 in 1998                                                                        183,620                         183,692
Retained earnings                                                                          1,761,837                       1,781,008
   Accumulated other comprehensive income                                                  6,222,357                       8,147,184
                                                                               ---------------------          ----------------------
              Total shareholders' equity                                                   8,167,814                      10,111,884
                                                                               ---------------------          ----------------------

              Total liabilities and shareholders' equity                              $   13,029,778                      16,174,256
                                                                               =====================          ======================

     See accompanying notes to consolidated financial statements.

                                       YADKIN VALLEY COMPANY AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                              For the three          For the three          For the nine          For the nine
                                              months ended            months ended          months ended          months ended
                                              September 30,1999     September 30, 1998    September 30, 1999     September 30, 1998
                                             -------------------  --------------------- --------------------- ----------------------
                                                  UNAUDITED              UNAUDITED             UNAUDITED              UNAUDITED
Premiums and other revenue:
   Life premium                                $    48,800                 66,837               170,073                207,765
   Dividend income                                   5,187                  5,361                16,669                 18,304
   Interest income                                   6,216                  5,139                16,039                 15,761
   Other                                                 -                  1,794                     -                  1,794
                                              ------------  --------------------- --------------------- ----------------------
                                                    60,203                 79,131               202,781                243,624
                                              ------------  --------------------- --------------------- ----------------------
Benefits and expenses:
   Death benefits                                    4,300                 40,792                39,868                117,053

   Increase (decrease) in liability for life
      policy claims                                 1,460                  3,065                 (619)                  (1,671)
Operating expenses:
   Commissions                                      21,967                30,121                76,568                  93,632

   Interest                                         16,226                13,270                41,039                  45,688

   Professional fees                                 1,309                  7,100               32,507                  40,009

   Management fees                                   2,173                  1,925               14,041                  13,150

   General, administrative and other                 2,260                  5,197               33,389                  29,873
                                              ------------  --------------------- --------------------- ----------------------
                                                    49,694                101,470               236,793                337,734
                                              ------------  --------------------- --------------------- ----------------------

          Income (loss) before income taxes         10,509                (22,339)              (34,012)               (94,110)

Income tax benefit                                    (966)                (7,595)              (16,103)               (31,997)
                                             -------------  --------------------- --------------------- ----------------------
           Net income (loss)                  $     11,475                (14,744)              (17,909)               (62,113)
                                             =============  ===================== ===================== ======================

See accompanying notes to consolidated financial statements.

                                       YADKIN VALLEY COMPANY AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                          1999                       1998
                                                                                     ----------------           ================
Operating Activities :                                                                  UNAUDITED                 UNAUDITED
   Net loss                                                                           $  (17,909)                  (62,113)
   Adjustments to reconcile net loss to net
         cash provided (used) by operating activities:
           Decrease (increase) in reserve for policy and contract claims                    (619)                   (1,671)
           Decrease (increase) in federal income taxes recoverable                       (30,050)                  (42,547)
           Decrease (increase) in accrued investment income                                 (111)                   (1,500)
           Increase (decrease) in other liabilities                                          (80)                     (452)
                                                                                             ----                     -----
            Net cash provided (used) by operating activities                               11,712                 (108,283)
                                                                                         ----------              ----------
Investing activities :
   Purchases of certificates of deposit                                                (1,382,654)              (1,037,241)
   Maturities of certificates of deposit                                                1,357,156                1,029,198
                                                                                        ---------                ---------
                   Net cash used by investing activities                                 (25,498)                  (8,043)
                                                                                         --------                  -------
Financing activities :
   Proceeds from increase in notes payable                                                30,000                  839,205
   Principal payments on notes payable                                                         -                 (745,069)
   Purchases and retirement of common stock                                               (1,334)                 (10,662)
                                                                                       -----------              -----------
                        Net cash provided by financing activities                         28,666                   83,474
                                                                                       ----------                ----------
                            Net increase (decrease) in cash                               14,881                  (32,852)
Cash at beginning of reporting period                                                     51,980                   45,061
                                                                                          ------                   ------
Cash at end of reporting period                                                      $    66,861                   12,209
                                                                                     ============               ==========
Cash payments for :
   Interest                                                                          $    40,962                   48,065
                                                                                     ============               ==========
   Income taxes                                                                      $         -                    7,450
                                                                                     ============               ==========
Non-cash investing and financing activities :
   Increase (decrease) in unrealized gain on securities available for sale, net of applicable income taxes of ($1,230,331) and
         $838,062                                                                    $(1,924,365)               1,280,234
                                                                                     ============               ==========

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

For the nine months ended September 30, 1999 and 1998, total comprehensive income (loss) consisting of net loss and unrealized gains (losses) on securities available for sale, net of taxes was $(1,942,274) and $1,218,121 respectively.

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

 AGI is a subsidiary of First-Citizens Bank & Trust Company ("FCB&T"), a subsidiary of FCB, and provides management services to the Company. Management fees were $14,041 for the nine months ended September 30, 1999 and $13,150 for the corresponding period in 1998.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB. Amounts related to business assumed from TLIC for the nine months ended September 30, 1999 and the corresponding period in 1998 are as follows:


                                                 1999              1998
                                              ---------         --------
     Premiums assumed                          170,073          207,765
     Death benefits assumed                     39,868          117,053
     Life policy claim reserves assumed         12,754           28,450
     Commissions assumed                        76,568           93,632

The Company holds stock in FCB, FCB-SC and Heritage. At September 30, 1999 and 1998, the Company had $365,000 and $333,897, respectively, invested in FCB&T certificates of deposit.

An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $10,612 in commissions to Heritage for the nine months ended September 30, 1999 and $13,142 for the corresponding period in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         RESULTS OF OPERATIONS. Registrant realized a decrease in consolidated net loss of $44,204 during the nine months ended September 30, 1999 compared to the corresponding period in 1998. Consolidated net loss during the period was $17,909 compared to consolidated net loss of $62,113 during the corresponding period of 1998. The decrease was primarily due to a decrease in incurred claims which is discussed further below.

         The main source of operating funds for the period reported was from a federal income tax refund and Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. During the nine months ended September 30, 1999, premiums have decreased $37,692 (18.1%) from the corresponding period in 1998 and management expects the decline may continue. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

         The primary outflows of Registrant's funds are for claim payments, commission payments and general expenses. Incurred claims decreased $76,133 (66.0%) for the nine months ended September 30,1999 when compared to the corresponding period in 1998. The decrease is not specifically attributable to any known events as there have been no changes in operations, underwriting or any other procedure. As reported in prior reports, based on historical trends, the trend of abnormal claim payments experienced in 1998 was not expected to continue. During the quarter ended September 30, 1999, the improvement in incurred claims is significant. Notwithstanding the improvement, the continued decline in premium volume appears to be the primary determining factor in recent net losses. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 1999 versus 1998 is directly correlated to the decline in assumed premium written.

         During 1999, Registrant's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced a decline in their fair values of $3,154,696 (20.2%) from December 31, 1998. Management believes that the decline in fair values of Registrant's investments as of September 30, 1999 is an aberration driven by the fact that the Company's largest individual holding is in a banking organization whose equity securities are not widely traded and thus are subject to fluctuation when significant trades in that organization's equity securities occur. Continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity.

         LIQUIDITY. Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life as the principal source of liquidity. Further, limited borrowings have allowed Registrant to fund asset growth and maintain liquidity. A factor which could impact Registrant's financial position and liquidity are significant increases or decreases in the fair values of the securities held in the investment portfolio.

         Management believes the liquidity of the Registrant to be adequate as evidenced by ratios of assets to liabilities of 2.68 at September 30, 1999 and
2.66 at December 31, 1998. Investments in equity securities had a fair value at September 30, 1999 and December 31, 1998 of $12,474,350 and $15,629,046
respectively. While management considers these securities to be readily marketable, Registrant's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in Registrant realizing substantial losses on any such sales. Management of the Registrant believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

         FINANCIAL CONDITION. The asset decrease from December 31, 1998 was primarily due to a decrease in unrealized gains on marketable equity securities. There were no other material changes in assets during 1999.
         During 1999, total liabilities decreased from $6,062,372 at December 31, 1998 to $4,861,964 at September 30, 1999. The decrease in deferred federal income taxes on the unrealized gains on investments was $1,229,869 while total liabilities decreased $1,200,408.

            CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At September 30, 1999, Registrant had outstanding borrowings with an unrelated bank of $869,205 secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Stock, which have a fair value of $1,392,168; and 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Stock, which have a fair value of $78,816; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a fair value of $2,920,000. Any funds needed to satisfy loan repayments will be derived from the sale of or repositioning of investments and from dividends from Yadkin Valley Life.

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

     To date, Yadkin has not identified any processes that will require significant expenditures to address the Year 2000 issue. Yadkin estimates that total cost to address the Year 2000 issue will not be material. There was no cost to Yadkin for the Year 2000 project during the first three quarters of 1999. The disclosures included herein are deemed to be Year 2000 readiness disclosures.

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

         None

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         Not Applicable

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   YADKIN VALLEY COMPANY

Date: November 12, 1999            By:  /s/ David S. Perry
                                       -------------------
                                   David S. Perry, President and Principal
                                   Financial Officer