Form 10KSB
period 1999-12-31
YADKIN VALLEY CO
filed 2000-03-30
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999.         Commission File No. 1-14081

                              YADKIN VALLEY COMPANY
--------------------------------------------------------------------------------
                 (Name of small business issurer in its charter)

        North Carolina                                            56-1249566
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

         Post Office Box 18747
      Raleigh, North Carolina 27619                                      27602
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (919) 716-2266
                -------------------------------------------------
               (Registrant's Telephone Number including area code)

Securities registered under Section 12(b) of the Act :        None
                                                       --------------------

Securities registered under Section 12(b) of the Act : Common stock, $1.00 par value per share (Title of Class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]       No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
         Yes [X]       No [ ]

         Registrant's revenue for its most recent fiscal year were :  $ 282,675.
                                                                      ----------

      On March 24, 2000, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $ 1,537,190.
            ------------

      On March 24, 2000, the number of outstanding shares of Registrant's common stock was 183,619.
          --------

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated herein in Part II.

      Portions of Registrant's definitive Proxy Statement dated March 24, 2000, are incorporated herein in Part III.

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

         Credit life policies are sold by Southern, Fidelity and Heritage pursuant to insurance contracts between them and Triangle Life and pursuant to which they each receive commissions from Triangle Life on policies sold. These policies provide life insurance coverage, subject to the amount, age and other limitations specified in the insurance contracts, and are written on the lives of customers of Southern, Fidelity and Heritage in connection with various extensions of credit to those customers, including consumer and commercial loans (installment and term), overdraft and equity lines of credit, and credit card accounts. Policies are reinsured by Yadkin Valley Life pursuant to a Reinsurance Agreement between it and Triangle Life which provides that Triangle Life will automatically cede to Yadkin Valley Life, and Yadkin Valley Life will accept from Triangle Life, 100% of the rights, obligations, liabilities and risks on credit life policies up to a maximum of $25,000 of insurance in force on any one life. At December 31, 1999 and December 31, 1998, respectively, there were 3,947 and 4,217 policies in force which were reinsured by Yadkin Valley Life.

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

Claims on policies reinsured by Yadkin Valley Life are reported to Triangle Life by Southern, Fidelity and Heritage as they arise and are investigated and paid by the claims department of Triangle Life. Yadkin Valley Life reimburses Triangle Life monthly for claims paid up to the limits of its risk. Yadkin Valley Life maintains a reserve for claims, the amount of which is set and changed from time to time by management. The reserve is reviewed annually by a certified consulting actuary and adjusted based on industry standard methodologies.

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

                                   AT 12/31/99                    AT 12/31/98
                                   -----------                    -----------
                                AMOUNT        %               AMOUNT         %
                                ------      ----              ------       ----
BancShares                 $ 1,399,026      11.5%        $ 1,780,641       11.0%
Bancorporation               9,717,473      80.0          13,392,473       82.8
Heritage                       455,932       3.8             455,932        2.9

         Registrant and Yadkin Valley Life have three officers, none of whom are compensated for their services as such, and no other employees. See " Item 9. Directors, Executive Officers, Promoters and Control Persons."

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

ITEM 3. LEGAL PROCEEDINGS

         At December 31, 1999, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Incorporated herein by reference to page 5 of Registrant's 1999 Annual Report to Shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Incorporated herein by reference to pages 2 through 4 of Registrant's 1999 Annual Report to Shareholders.

ITEM 7. FINANCIAL STATEMENTS.

         Incorporated herein by reference to pages 6 through 17 of Registrant's 1999 Annual Report to Shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Incorporated herein by reference from pages 3 and 4 (under the captions "Proposal 1: Election of Directors" and "Management Compensation") of Registrant's definitive Proxy Statement dated March 24, 2000.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated herein by reference from page 4 (under the caption "Management Compensation") of Registrant's definitive Proxy Statement dated March 24, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference to pages 2 and 3 (under the caption "Beneficial Ownership of Securities") of Registrant's definitive Proxy Statement dated March 24, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference to page 4 and 5 (under the caption "Certain Relationships and Transactions") of Registrant's definitive Proxy Statement dated March 24, 2000.


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

         EXHIBIT
         NUMBER                         DESCRIPTION

          3.1 Registrant's Restated Articles of Incorporation (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

          3.2 Registrant's Bylaws (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

         10.1 Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

         10.2 Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-SB)

         10.3 Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-SB)

         13 Registrant's 1999 Annual Report to Shareholders (filed herewith)

         22 Subsidiaries of Registrant (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

         99 Registrant's definitive Proxy Statement dated March 24, 2000 as filed with the Securities and Exchange Commission (not being refiled)

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


                                                   YADKIN VALLEY COMPANY



DATE: MARCH    24 , 2000                           BY: /s/ David S. Perry
            ------                                     -------------------------
                                                       David S. Perry, President


         In accordance with Section13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                         DATE



                                              President, Treasurer and           March 24, 2000
------------------------------------          Director (chief executive
         David S. Perry                       and chief financial officer)



                                              Vice President, Secretary          March 24, 2000
------------------------------------          and Director
         E. Thomas Lucas



                                              Director                           March 24, 2000
------------------------------------
         Hope Holding Connell

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                            DESCRIPTION

          3.1 Registrant's Restated Articles of Incorporation (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

          3.2 Registrant's Bylaws (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

         10.1 Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference Registrant's Registration Statement on Form 10-SB)

         10.2 Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-SB)

         10.3 Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-SB)

         13 Registrant's 1999 Annual Report to Shareholders (filed herewith)

         22 Subsidiaries of Registrant (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

         99 Registrant's definitive Proxy Statement dated March 24, 2000, as filed with the Securities and Exchange Commission (not being refiled)