Form 10QSB
period 2000-03-31
YADKIN VALLEY CO
filed 2000-05-15
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000



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


                              Post Office Box 18747
                          Raleigh, North Carolina 27619
                    (address of principal executive offices)

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
Yes  x    No
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                               183,617
        ------------                               -------
          Class                          Outstanding at March 31, 2000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                            March 31,2000               December 31,1999
                                                                          ------------------        ---------------------
                                                                             (UNAUDITED)
                                ASSETS
                                ------
Cash                                                                            $     28,718                       57,026
Investment securities available for sale (cost of $2,318,641
   at March 31, 2000 and December 31, 1999)                                        9,817,174                   11,572,431
Certificates of deposit                                                              491,246                      491,291
Accrued investment income                                                              3,759                        3,695
Federal and state income taxes recoverable                                            22,702                       15,233
Accounts receivable                                                                    9,883                          100
                                                                          ------------------        ---------------------
               Total assets                                                    $  10,373,482                   12,139,776
                                                                          ==================        =====================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

Liabilities :
    Life policy claims reserves                                                        9,250                        9,875
    Deferred income taxes                                                          2,939,657                    3,623,743
    Notes payable                                                                    869,205                      869,205
    Other liabilities                                                                  8,963                        4,814
                                                                          ------------------        ---------------------
               Total liabilities                                                   3,827,075                    4,507,637
                                                                          ------------------        ---------------------

Shareholders' equity :
    Common stock, par value $1 per share; authorized 500,000 shares, issued and outstanding 183,617 in 2000 and 183,620
        in 1999                                                                      183,617                      183,620
   Retained earnings                                                               1,762,018                    1,776,574
   Accumulated other comprehensive income                                          4,600,773                    5,671,945
                                                                          ------------------        ---------------------
                Total shareholders' equity                                         6,546,408                    7,632,139
                                                                          ------------------        ---------------------

                Total liabilities and shareholders' equity                     $  10,373,482                   12,139,776
                                                                          ==================        =====================



See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                        For the three               For the three
                                                        months ended                 months ended
                                                        March 31,2000               March 31,1999
                                                    ------------------           -----------------
                                                         UNAUDITED                  UNAUDITED
Premiums and other revenue :
    Life premium                                           $    58,165                      61,910
    Dividend income                                              5,186                       5,186
    Interest income                                              6,286                       5,204
                                                    ------------------           -----------------
                                                                69,637                      72,300
                                                    ------------------           -----------------

Benefits and expenses :
    Death benefits                                               5,517                      10,551
    Increase (decrease) in  liability for life
       policy claims                                              (625)                     21,066
Operating expenses :
    Commissions                                                 26,194                      27,879
    Interest                                                    15,649                      11,546
    Professional fees                                           15,749                      15,098
    Management fees                                              8,060                       7,826
    General, administrative and other                           21,063                      24,379
                                                    ------------------           -----------------
                                                                91,607                     118,345
                                                    ------------------           -----------------

         Loss before income taxes                              (21,970)                    (46,045)

Income tax benefit                                              (7,470)                    (15,655)
                                                    ------------------           -----------------

              Net loss                                     $   (14,500)                    (30,390)
                                                    ==================           =================

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999


                                                                                          2000                   1999
                                                                                    ---------------        ----------------
                                                                                       UNAUDITED              UNAUDITED
Operating activities :
    Net loss                                                                           $  (14,500)             (30,390)
     Adjustments to reconcile net income to net cash used by operating activities:
     Decrease (increase) in accounts receivable                                            (9,783)                   -
     Decrease (increase) in reserve  for policy and contract claims                          (625)              21,066
     Decrease (increase) in federal and state income tax recoverable                       (7,469)             (15,655)
     Decrease (increase) in accrued investment income                                         (64)              (1,167)
     Increase in other liabilities                                                          4,149                6,069
                                                                                    ---------------      --------------
                    Net cash used by operating activities                                 (28,292)             (20,077)
                                                                                    ---------------      --------------

Investing activities :
     Purchases of certificates of deposit                                                (645,101)            (467,154)
     Maturities of certificates of deposit                                                645,146              448,114
                                                                                    ---------------      --------------
                 Net cash provided (used) by investing activities                               45             (19,040)
                                                                                    ---------------      --------------

Financing activities :
     Purchases and retirement of common stock                                                 (61)                    -
                                                                                    ---------------      --------------
                    Net cash used by financing activities                                     (61)                    -
                                                                                    ---------------      --------------

                    Net decrease in cash                                                  (28,308)              (39,117)
Cash at beginning of reporting period                                                      57,026                51,980
                                                                                    ---------------      --------------
Cash at end of reporting period                                                        $   28,718                12,863
                                                                                    ===============      ==============

Cash payments for :
     Interest                                                                          $   15,906                13,302
                                                                                    ===============      ==============
     Income taxes                                                                               -                     -
                                                                                    ===============      ==============

Non-cash investing and financing activities :
     Increase (decrease) in unrealized gain on marketable equity
        Securities, net of applicable income taxes of $684,085 and
        $1,499,082                                                                   $( 1,071,172)           (2,493,221)
                                                                                    ===============      ==============


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of Yadkin Valley Company (the "Parent") and its wholly owned subsidiary Yadkin Valley Life Insurance Company, hereinafter collectively referred to as the Company. Inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, as to the insurance subsidiary, may vary in some respects from statutory accounting practices which are prescribed or permitted by the Insurance Department of the State of Arizona. All adjustments considered necessary for a fair presentation of the results for the interim periods have been included (such adjustments are normal and recurring in nature).

The information contained in the footnotes to the Company's consolidated financial statements, included in the Company's Form 10-KSB, should be referenced when reading these unaudited interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

For the three months ended March 31, 2000 and 1999, total comprehensive income
(loss) consisting of net income (loss) and unrealized gains (losses) on securities available for sale, net of taxes was $(1,085,672) and $(2,523,611) respectively.

Note 2:  Related Parties

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

 AGI is a subsidiary of First-Citizens Bank & Trust Company ("FCB&T"), a subsidiary of FCB, and provides management services to the Company. Management fees were $8,060 for the three months ending March 31, 2000 and $7,826 for the corresponding period in 1999.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB. The policies reinsured are sold through Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity") and Heritage. Amounts related to business assumed from TLIC for the three months ended March 31, 2000 and the corresponding period in 1999 are as follows:


                                                            2000           1999
                                                         ---------       -------

Premiums assumed                                           58,165         61,910
Death benefits assumed                                      5,517         10,551
Life policy claim reserves assumed                          9,250         34,439
Commissions assumed                                        26,194         27,879


The Company holds stock in FCB, FCB-SC and Heritage. The Company, FCB, FCB-SC and Heritage are related through certain common ownership. At March 31, 2000 and 1999, the Company had $491,246 and $458,542, respectively, invested in FCB&T certificates of deposit.

An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $3,418 in commissions to Heritage for the three months ended March 31, 2000 and $3,724 for the corresponding period in 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         RESULTS OF OPERATIONS. Registrant realized a decrease in consolidated net loss of $15,890 during the period reported compared to the corresponding period in 1999. Consolidated net loss during the period was $(14,500) compared to consolidated net loss of $(30,390) during the corresponding period of 1999. The decrease was primarily due to a $21,691decrease in the liability for life policy claims.

         The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $3,745 (6.0%) from the corresponding period in 1999 and management expects the decline may continue for the remainder of the year. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

         The primary outflows of Registrant's funds are for claim payments, commission payments and general expenses. Incurred claims decreased $26,725 (84.5%) from the corresponding period in 1999. The decrease is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 2000 versus 1999 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $1,672 (2.8%) for the period reported from the corresponding period of 1999, primarily due to an increase in loan interest of $4,103 (35.5%), which increase was offset by a $3,316 (13.6%) decrease in general and administrative expenses.

         During 2000, Registrant's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced a decline in their fair values of $1,755,257 (15.2%) from December 31, 1999. This follows a $4,056,615 (25.9%) decline from December 31,1998 to December 31,1999. The decline in fair values of Registrant's investments as of March 31, 2000 is driven by the fact that the Company's largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity.

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

         Management believes the liquidity of the Registrant to be adequate as evidenced by ratios of assets to liabilities of 2.71 at March 31, 2000 and 2.69 at December 31, 1999, which ratio continues to remain constant. Investments in equity securities had a carrying value at March 31, 2000 and December 31, 1999 of $9,817,174 and $11,572,431 respectively. While management considers these securities to be readily marketable, Registrant's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in Registrant realizing substantial losses on any such sales. Management of the Registrant believes that Yadkin Valley

Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

         FINANCIAL CONDITION. The asset decrease from December 31, 1999 was primarily due to a decrease in unrealized gains on marketable equity securities. There were no other material changes in assets during 2000.
         During 2000, total liabilities decreased from $4,507,637 at December 31, 1999 to $3,827,075 at March 31, 2000. The decrease in deferred federal income taxes on the unrealized gains on investments was $684,085 while total liabilities decreased $680,562.

            CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At March 31, 2000, Registrant had outstanding borrowings, which is with an unrelated bank, of $869,205 secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Class, which have a carrying value of $1,024,309; and 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Class, which have a carrying value of $78,816; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a carrying value of $2,270,000. Any funds needed to satisfy loan repayments will be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

         UPDATE ON YEAR 2000. The date rollover to the year 2000 in computer programs with which Yadkin interacts was successfully achieved. To the best of management's knowledge and belief, the Year 2000 issue had no impact on the operations of Yadkin, the ceding company or any vendor. Significant expenditures to address the Year 2000 issue were not required of Yadkin. There was no material cost to Yadkin for the Year 2000 project during the year 1999.

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

         None.

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

                               YADKIN VALLEY COMPANY

Date: May 15, 2000             By:__________________________________________

                               David S. Perry, President and Principal Financial Officer
