Form 10QSB
period 2000-06-30
YADKIN VALLEY CO
filed 2000-08-14
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000



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
Yes  x    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                                      183,591
        ------------                                      -------
           Class                                Outstanding at June 30, 2000

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,2000                    December 31,1999
                                                                            --------------------            ------------------------
                                                                                    (UNAUDITED)
                            ASSETS
                            ------
Cash                                                                                $     75,020                              57,026
Investment in securities available for sale (cost of $2,276,745
    at June 30, 2000 and December 31, 1999)                                            9,454,275                          11,572,431
Certificates of deposit                                                                  445,000                             491,291
Accrued investment income                                                                  2,218                               3,695
Federal and state income taxes recoverable                                                16,651                              15,233
Other assets                                                                                 100                                 100
                                                                            --------------------            ------------------------
              Total assets                                                       $    9,993,264                           12,139,776
                                                                            ====================            ========================

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Liabilities :
    Life policy claims reserves                                                            9,518                               9,875
    Deferred income taxes                                                              2,798,020                           3,623,743
    Notes payable                                                                        869,205                             869,205
    Other liabilities                                                                      2,750                               4,814
                                                                            --------------------            ------------------------
              Total liabilities                                                        3,679,493                           4,507,637
                                                                            --------------------            ------------------------

Shareholders' equity :
    Common stock, par value $1 per share; authorized 500,000
        shares, issued and outstanding 183,591 in 2000 and
        183,620 in 1999                                                                  183,591                             183,620
Retained earnings                                                                      1,750,670                           1,776,574
Accumulated other comprehensive income                                                 4,379,510                           5,671,945
                                                                            --------------------            ------------------------
              Total shareholders' equity                                               6,313,771                           7,632,139
                                                                            --------------------            ------------------------

              Total liabilities and shareholders' equity                          $    9,993,264                          12,139,776
                                                                            ====================            ========================


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                             For the three          For the three         For the six           For the six
                                              months ended          months ended          months ended          months ended
                                             June 30, 2000          June 30,1999          June 30, 2000         June 30, 1999
                                          -----------------      ----------------      ----------------      ----------------
                                                 UNAUDITED             UNAUDITED             UNAUDITED             UNAUDITED
Premiums and other revenue:
   Life premium                               $    56,124                59,363               114,289               121,273
   Dividend income                                 15,047                 6,296                20,233                11,482
   Interest income                                  6,855                 4,618                13,141                 9,822
                                          -----------------      ----------------      ----------------      ----------------
                                                   78,026                70,277               147,663               142,577
                                          -----------------      ----------------      ----------------      ----------------

Benefits and expenses:
   Death benefits                                  30,883                25,017                36,400                35,568
   Increase (decrease) in liability for life
      policy claims                                   268               (23,145)                 (357)               (2,079)
Operating expenses:
   Commissions                                     25,273                26,722                51,467                54,601
   Interest                                        14,972                13,267                30,621                24,813
   Professional fees                               12,133                16,100                27,882                31,198
   Management fees                                  4,163                 4,042                12,223                11,868
   General, administrative and other                6,779                 6,750                27,842                31,129
                                          -----------------      ----------------      ----------------      ----------------
                                                   94,471                68,753               186,078               187,098
                                          -----------------      ----------------      ----------------      ----------------

          Income (loss) before income taxes       (16,445)                1,524               (38,415)              (44,521)

Income tax expense (benefit)                       (5,591)                  518               (13,061)              (15,137)
                                          -----------------      ----------------      ----------------      ----------------

           Net income (loss)                  $   (10,854)                1,006               (25,354)              (29,384)
                                          =================      ================      ================      ================


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000


                                                                                            Accumulated
                                                                                               Other               Total
                                                       Common             Retained         Comprehensive       shareholders'
                                                        stock             earnings            income               equity
                                                  ------------------   ----------------  ------------------   -----------------
Balance at December 31, 1999                      $    183,620           1,776,574           5,671,945           7,632,139

Comprehensive income:
Net loss                                                     -             (25,354)                  -             (25,354)
Net unrealized losses on securities available
   for sale, net of income taxes of $825,723                 -                   -          (1,292,435)         (1,292,435)
                                                                                                              -----------------
Comprehensive income (loss)                                                                                      (1,317,789)

Redemption of 29 shares of common stock                    (29)               (550)                  -                 (579)
                                                  ------------------   ----------------  ------------------   -----------------

Balance at June 30, 2000                          $    183,591           1,750,670           4,379,510            6,313,771
                                                  ==================   ================  ==================   =================


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                                                                           2000                       1999
                                                                                     -----------------          -----------------
Operating Activities :                                                                   UNAUDITED                  UNAUDITED
   Net loss                                                                              $   (25,354)                   (29,384)
   Adjustments to reconcile net income to net cash used by operating activities:
           Increase (decrease) in reserve  for policy and contract claims                       (357)                    (2,079)
           Decrease (increase) in federal and state income taxes recoverable                  (1,418)                   (15,137)
           Decrease (increase) in accrued investment income                                    1,477                       (585)
           Increase (decrease) in other liabilities                                           (2,066)                      (861)
                                                                                     -----------------          -----------------
                      Net cash used by operating activities                                  (27,718)                   (48,046)
                                                                                     -----------------          -----------------

Investing activities :
   Purchases of certificates of deposit                                                   (1,251,977)                  (869,654)
   Maturities of certificates of deposit                                                   1,298,268                    876,656
                                                                                     -----------------          -----------------
                      Net cash provided by investing activities                               46,291                      7,002
                                                                                     -----------------          -----------------
Financing activities :
   Proceeds from increase in notes payable                                                         -                     30,000
   Purchases and retirement of common stock                                                     (579)                      (889)
                                                                                     -----------------          -----------------
                          Net cash provided (used) by financing activities                      (579)                    29,111
                                                                                     -----------------          -----------------

                            Net increase (decrease) in cash                                    17,994                   (11,933)

Cash at beginning of reporting period                                                          57,026                    51,980
                                                                                     -----------------          -----------------

Cash at end of reporting period                                                          $      75,020                   40,047
                                                                                     =================          =================

Cash payments for :
   Interest                                                                              $      32,685                   25,674
                                                                                     =================          =================

   Income taxes                                                                                      -                        -
                                                                                     =================          =================

Non-cash investing and financing activities :
   Increase (decrease) in unrealized gain on securities available for sale, net of applicable income taxes of $825,723 and
         $750,160                                                                        $ (1,292,435)                1,174,157
                                                                                     =================          =================


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Yadkin Valley Company (the "Parent") and its wholly owned subsidiary Yadkin Valley Life Insurance Company, hereinafter collectively referred to as the Company. Inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, as to the insurance subsidiary, may vary in some respects from statutory accounting practices which are prescribed or permitted by the Insurance Department of the State of Arizona. All adjustments considered necessary for a fair presentation of the results for the interim periods have been included (such adjustments are normal and recurring in nature).

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

 AGI is a subsidiary of First-Citizens Bank & Trust Company ("FCB&T"), a subsidiary of FCB, and provides management services to the Company. Management fees were $12,223 for the six months ended June 30, 2000 and $11,868 for the corresponding period in 1999.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB. The policies reinsured are sold through Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity") and Heritage. Amounts related to business assumed from TLIC for the six months ended June 30, 2000 and the corresponding period in 1999 are as follows:


                                                       2000         1999
                                                  ------------   -----------

    Premiums assumed                              $  114,289       121,273
    Death benefits assumed                            36,400        35,568
    Life policy claim reserves assumed                 9,518        11,294
    Commissions assumed                               51,467        54,601

The Company holds stock in FCB, FCB-SC and Heritage. The Company, FCB, FCB-SC and Heritage are related through certain common ownership. At June 30, 2000 and 1999, the Company had $345,000 and $332,500 respectively, invested in FCB&T certificates of deposit.

An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $6,793 in commissions to Heritage for the six months ended June 30, 2000 and $7,201 for the corresponding period in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations. The Company realized a decrease in consolidated net loss of $4,030 during the six months ended June 30, 2000 compared to the corresponding period in 1999. Consolidated net loss during the period was $25,354 compared to consolidated net loss of $29,384 during the corresponding period of 1999. The decrease was primarily due to an increase in dividend and interest income which is discussed further below.

         The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. During the six months ended June 30, 2000, premiums have decreased $6,984 (5.8%) from the corresponding period in 1999 and management expects the decline may continue. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

         The primary outflows of Company funds are for claim payments, commission payments and general expenses. Incurred claims increased $2,554 (7.6%) for the six months ended June 30, 2000 when compared to the corresponding period in 1999. The increase is not specifically attributable to any known events, as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in various policies issued. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 2000 versus 1999 is directly correlated to the decline in assumed premium written.

         During 2000, the Company's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced a decline in their fair values of $2,118,156 (18.3%) from December 31, 1999. This follows a $4,056,615 (25.9%) decline from December 31, 1998 to December 31, 1999. The decline in fair values of the Company's investments as of June 30, 2000 is driven by the fact that the Company's largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity. During May 2000, the Company received a dividend in the amount of $8,750 from FCB-SC, which is the first such dividend in approximately 10 years. It is not known to management if future dividends will be paid.

         Liquidity. Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life as the principal source of liquidity. Further, limited borrowings have allowed the Company to fund asset growth and maintain liquidity. A factor which could impact the Company's financial position and liquidity are significant increases or decreases in these fair values of the securities held in the investment portfolio.

         Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.71 at June 30, 2000 and 2.69 at December 31, 1999. Investments in equity securities had a fair value at June 30, 2000 and December 31, 1999 of $9,454,275 and $11,572,431 respectively. While management considers these securities to be readily marketable, the Company's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in a substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

         Financial Condition. The asset decrease from December 31, 1999 was primarily due to a decrease in unrealized gains on marketable equity securities. There were no other material changes in assets during 2000.

         During 2000, total liabilities decreased from $4,507,637 at December 31, 1999 to $3,679,493 at June 30, 2000. The decrease in deferred federal income taxes on the unrealized gains on investments was $825,723 while total liabilities decreased $828,144.

            Capital Resources. There are no material commitments for capital expenditures and none are anticipated. At June 30, 2000, the Company had outstanding borrowings with an unrelated bank of $869,205 secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Stock, which have a fair value of $1,079,270; and 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Stock, which have a fair value of $78,816; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a fair value of $2,150,000. Any funds needed to satisfy loan repayments will be derived from the sale of or repositioning of investments and from dividends from Yadkin Valley Life.

         UPDATE ON YEAR 2000. The date rollover to the year 2000 in computer programs with which the Company interacts was successfully achieved. To the best of management's knowledge and belief, the Year 2000 issue had no impact on the operations of the Company, the ceding company or any vendor. Significant expenditures to address the Year 2000 issue were not required of the Company. There was no material cost to the Company for the Year 2000 project during the year 1999.


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

         None

Item 3.  Default Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on April 24, 2000.

         (b) At the Annual Meeting, the following Directors were elected to the Board of Directors, for a term of one year or until a successor is duly elected and qualified:

                           David S. Perry
                           Hope H. Connell
                           Edward T. Lucas

         (c) Matters voted upon at the Annual meeting and the numbers of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

              (1) Election of three Directors for a term expiring in 2001

                                             FOR      AGAINST  WITHHELD
                                             ---      -------  --------

                  David S. Perry            141,685      0        7
                  Hope Holding Connell      141,685      0        7
                  Edward T. Lucas           141,685      0        7

              (2) Ratification of the appointment of KPMG LLP as independent public accountants for the Company for 1999:

                  For:                      141,557
                  Against:                        0
                  Abstaining from Voting:       135

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         Not Applicable



SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  YADKIN VALLEY COMPANY

Date:  August 10, 2000            By: /s/ David S. Perry
                                     -------------------------------------------
                                  David S. Perry, President and Principal
                                  Financial Officer