Form 10QSB
period 2000-09-30
YADKIN VALLEY CO
filed 2000-11-13
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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
Yes  x    No
   ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                                       183,466
        ------------                                       -------
           Class                               Outstanding at September 30, 2000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                              September 30, 2000                  December 31, 1999
                                                                            ---------------------           ------------------------
                                                                                     (UNAUDITED)
                            ASSETS

Cash                                                                             $         57,611                             57,026
Investment in securities available for sale (cost of $2,276,744
    at September 30, 2000 and December 31, 1999)                                       10,189,044                         11,572,431
Certificates of deposit                                                                   451,444                            491,291
Accrued investment income                                                                   5,311                              3,695
Federal and state income taxes recoverable                                                 25,057                             15,233
Other assets                                                                                  100                                100
                                                                            ---------------------           ------------------------
              Total assets                                                       $    10,728,567                          12,139,776
                                                                            =====================           ========================

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities :
    Life policy claims reserves                                                            13,775                              9,875
    Deferred income taxes                                                               3,084,158                          3,623,743
    Notes payable                                                                         869,205                            869,205
    Other liabilities                                                                       7,034                              4,814
                                                                            ---------------------           ------------------------
              Total liabilities                                                         3,974,172                          4,507,637
                                                                            ---------------------           ------------------------

Shareholders' equity :
    Common stock, par value $1 per share; authorized 500,000 shares, issued and
        outstanding 183,466 in 2000 and 183,620 in 1999                                   183,466                            183,620
    Retained earnings                                                                   1,742,787                          1,776,574
    Accumulated other comprehensive income                                              4,828,142                          5,671,945
                                                                            ---------------------           ------------------------
              Total shareholders' equity                                                6,754,395                          7,632,139
                                                                            ---------------------           ------------------------

              Total liabilities and shareholders' equity                          $    10,728,567                         12,139,776
                                                                            =====================           ========================

   See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                              For the three         For the three         For the nine          For the nine
                                              months ended          months ended          months ended          months ended
                                             Sept 30, 2000          Sept 30, 1999         Sept 30, 2000         Sept 30, 1999
                                          -----------------      ----------------      ----------------      ----------------
                                                 UNAUDITED             UNAUDITED             UNAUDITED             UNAUDITED
Premiums and other revenue:
   Life premiums                                $    56,757                48,800               171,046               170,073

   Dividend income                                   13,936                 5,187                34,169                16,669

   Interest income                                    7,001                 6,216                20,142                16,039
                                          -----------------      ----------------      ----------------      ----------------
                                                     77,694                60,203               225,357               202,781
                                          -----------------      ----------------      ----------------      ----------------
Benefits and expenses:
   Death benefits                                    37,963                 4,300                74,363                39,868
   Increase (decrease) in liability for
life policy claims                                    4,257                 1,460                 3,900                 (619)

Operating expenses:
   Commissions                                       25,560                21,966                77,027                76,568

   Interest                                          19,508                16,226                50,129                41,039

   Professional fees                                    892                 1,309                28,774                32,507

   Management fees                                    2,285                 2,173                14,508                14,041

   General, administrative and other                  1,144                 2,260                28,986                33,389
                                          -----------------      ----------------      ----------------      ----------------
                                                     91,609                49,694               277,687               236,793
                                          -----------------      ----------------      ----------------      ----------------

          Income (loss) before income
           taxes                                   (13,915)                10,509              (52,330)              (34,012)

Income tax benefit                                  (8,406)                 (966)              (21,467)              (16,103)
                                          -----------------      ----------------      ----------------      ----------------

           Net income (loss)                   $   (5,509)                 11,475              (30,863)              (17,909)
                                          =================      ================      ================      ================

Net income (loss) per share                     $   (0.03)                  0.06                (0.17)                (0.10)
                                          =================      ================      ================      ================

Weighted average shares outstanding                183,528               183,631               183,543               183,656
                                          =================      ================      ================      ================


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000


                                                                                            Accumulated
                                                                                               other               Total
                                                       Common             Retained         comprehensive       shareholders'
                                                        stock             earnings            income               equity
                                                  ----------------   ----------------  ------------------   -----------------
Balance at December 31, 1999                      $       183,620         1,776,574          5,671,945           7,632,139

Comprehensive income (loss):
Net loss                                                        -          (30,863)                  -            (30,863)
Net unrealized losses on securities available
   for sale, net of income taxes of $539,585                    -                 -          (843,803)           (843,803)
                                                                                                            -----------------
Comprehensive income (loss)                                                                                      (874,466)

Redemption of 154 shares of common stock                    (154)           (2,924)                  -             (3,078)
                                                  ----------------   ----------------  ------------------   -----------------

Balance at September 30, 2000                     $       183,466        1,742,787           4,828,142           6,754,395
                                                  ================   ================  ==================   =================

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                              2000                       1999
                                                                                    -----------------           ----------------
Operating Activities :                                                                    UNAUDITED                 UNAUDITED
   Net loss                                                                               $  (30,863)                   (17,909)
   Adjustments to reconcile net loss to net
       cash provided (used) by operating activities:
           Increase (decrease) in reserve  for policy and contract claims                      3,900                       (619)
           Increase in federal and state income taxes recoverable                             (9,824)                   (30,050)
           Increase in accrued investment income                                              (1,616)                      (111)
           Increase (decrease) in other liabilities                                            2,220                        (80)
                                                                                     ----------------           ----------------
                            Net cash provided (used) by operating activities                 (36,183)                    11,712
                                                                                     ----------------           ----------------
Investing activities :
   Purchases of certificates of deposit                                                   (1,558,421)                (1,382,654)

   Maturities of certificates of deposit                                                    1,598,267                  1,357,156
                                                                                     ----------------           ----------------
                 Net cash provided (used) by investing activities                              39,846                   (25,498)
                                                                                     ----------------           ----------------
Financing activities :
   Proceeds from increase in notes payable                                                          -                     30,000

   Purchases and retirement of common stock                                                   (3,078)                    (1,334)
                                                                                     ----------------           ----------------
                          Net cash provided (used) by financing activities                    (3,708)                     28,666
                                                                                     ----------------           ----------------

                            Net increase (decrease) in cash                                       585                   (14,881)


Cash at beginning of reporting period                                                          57,026                     51,980
                                                                                     ----------------           ----------------

Cash at end of reporting period                                                            $   57,611                     66,861
                                                                                     ================           ================

Cash payments for :
   Interest                                                                                $   50,194                     40,962
                                                                                     ================           ================
   Income taxes                                                                                     -                          -
                                                                                     ================           ================
Non-cash investing and financing activities :
    Decrease in unrealized gain on marketable equity securities
        net of applicable income taxes of $539,585 and $1,230,331.                         $  843,803                  1,924,365
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and the reported amounts of income and expense included in the consolidated statements of income. Actual amounts could differ from those estimates.

The information contained in the footnotes to the Company's consolidated financial statements, included in the Company's Form 10-KSB, should be referenced when reading these unaudited interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


Note 2:  Related Parties

A director and certain significant shareholders of the Company are also significant shareholders and, in some cases, directors of First Citizens BancShares, Inc. ("FCB"), First Citizens Bancorporation of South Carolina, Inc. ("FCB-SC"), The Heritage Bank ("Heritage"), Triangle Life Insurance Company ("TLIC"), and American Guaranty Insurance Company ("AGI"). All of these entities are related through common ownership. The Company holds stock in FCB, FCB-SC and Heritage. At September 30, 2000 and 1999, the Company had $351,444 and $391,291 respectively, invested in FCB&T certificates of deposit.

 AGI is a subsidiary of First-Citizens Bank & Trust Company ("FCB&T"), a subsidiary of FCB, and provides management services to the Company. Management fees were $14,508 for the nine months ended September 30, 2000 and $14,041 for the corresponding period in 1999.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity") and Heritage. Amounts related to business assumed from TLIC for the nine months ended September 30, 2000 and the corresponding period in 1999 are as follows:


                                                2000                    1999
                                          --------------          --------------

  Premiums assumed                        $     171,046                 170,073
  Death benefits assumed                         74,363                  39,868
  Life policy claim reserves assumed             13,775                   9,875
  Commissions assumed                            77,027                  76,568

An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $10,314 in commissions to Heritage for the nine months ended September 30, 2000 and $10,612 for the corresponding period in 1999.

Note 3: Net Income Per Share

Net income per share is computed based on the weighted average number of common shares outstanding during the period and represents basic and diluted net income per share, since the company has no potentially dilutive common stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         RESULTS OF OPERATIONS. The Company realized an increase in consolidated net loss of $12,954 during the nine months ended September 30, 2000 compared to the corresponding period in 1999. Consolidated net loss during the period was $30,863 compared to consolidated net loss of $17,909 during the corresponding period of 1999. The increase was primarily due to an increase in claims paid which is discussed further below.

         The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation remained constant with the same period of 1999. During the nine months ended September 30, 2000, premiums have increased $973 (.6%) from the corresponding period in 1999 and management expects the premiums for the year 2000 to be consistent with the year 1999. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

         The primary outflows of Company funds are for claim payments, commission payments and general expenses. Incurred claims increased $39,014 (99.4%) for the nine months ended September 30, 2000 when compared to the corresponding period in 1999. The increase is not specifically attributable to any known events, as there have been no changes in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in various policies issued. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. Operating expenses increased $1,880 (1%) from the same period in 1999.

         During 2000, the Company's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced a decline in their fair values of $1,383,417 (11.9%) from December 31, 1999. This follows a $4,056,615 (25.9%) decline from December 31, 1998 to December 31, 1999; however, the fair values of the securities showed a $734,739 (7.8%) increase from June 30, 2000. The decline in fair values of the Company's investments as of September 30, 2000 is driven by the fact that the Company's largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity. During May and August 2000, the Company received dividends in the amount of $17,500 from FCB-SC, which are the first such dividends in approximately 10 years. It is not known to management if future dividends will be paid.

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

         Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.70 at September 30, 2000 and
2.69 at December 31, 1999. Investments in equity securities had a fair value at September 30, 2000 and December 31, 1999 of $10,189,044 and $11,572,431
respectively. While management considers these securities to be readily marketable, the Company's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in a substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

         FINANCIAL CONDITION. The asset decrease from December 31, 1999 was primarily due to a decrease in unrealized gains on marketable equity securities. There were no other material changes in assets during 2000.

         During 2000, total liabilities decreased from $4,507,637 at December 31, 1999 to $3,974,172 at September 30, 2000. The decrease in deferred federal income taxes on the unrealized gains on investments was $539,585 while total liabilities decreased $533,465.

            CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At September 30, 2000, the Company had outstanding borrowings with an unrelated bank of $869,205 secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Stock, which have a fair value of $1,298,027; and 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Stock, which have a fair value of $78,816; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a fair value of $2,295,000. Any funds needed to satisfy loan repayments will be derived from the sale of or repositioning of investments and from dividends from Yadkin Valley Life.

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


                                           YADKIN VALLEY COMPANY

Date:    November 10, 2000                 By:
                                              --------------------------

                                           David S. Perry, President and
                                           Principal Financial Officer