Form 10KSB
period 2000-12-31
YADKIN VALLEY CO
filed 2001-03-30
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2000.        Commission File No. 1-14081

                              YADKIN VALLEY COMPANY
--------------------------------------------------------------------------------
                 (Name of small business issurer in its charter)

     North Carolina                                               56-1249566
------------------------------------                         -------------------
 (State or other jurisdiction of                                (IRS Employer
  incorporation or organization)                             Identification No.)

      Post Office Box 18747
   Raleigh, North Carolina 27619                                     27602
---------------------------------------                      -------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (919) 716-2266
 -------------------------------------------------------------------------------
               (Registrant's Telephone Number including area code)

Securities registered under Section 12(b) of the Act :                 None
                                                       -------------------------

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
         Yes      X                  No
              -------------             -------------

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
         Yes      X                 No
              -------------             -------------

         Registrant's revenue for its most recent fiscal year were :  $ 302,276.
                                                                        --------

      On March 9, 2001, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $ 1,537,190.

      On March 9, 2001, the number of outstanding shares of Registrant's common stock was 183,619.

                       Documents Incorporated by Reference

      Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated herein in Part II.

      Portions of Registrant's definitive Proxy Statement dated March 28, 2001, are incorporated herein in Part III.

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

         Yadkin Valley Life's reinsurance activities currently are limited to assuming risks associated with credit life insurance policies ("credit life policies"), up to a maximum risk of $25,000 on any one insured, issued only by Triangle Life Insurance Company, Raleigh, North Carolina ("Triangle Life"), and sold only in North Carolina by Southern Bank and Trust Company, Mount Olive, North Carolina ("Southern"), The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity") and The Heritage Bank, Lucama, North Carolina ("Heritage"). Triangle Life is a wholly-owned subsidiary of First-Citizens Bank & Trust Company, Raleigh, North Carolina ("FCB"). Registrant is affiliated with Southern, Fidelity, Heritage and FCB through certain common control relationships. See "Item 12. Certain Relationships and Related Transactions." In consideration of its assumption of risk, Yadkin Valley Life receives a portion of the premium income on policies it reinsures, less the amount of claims paid.

         Southern, Fidelity and Heritage sell credit life policies pursuant to insurance contracts between them and Triangle Life and pursuant to which they each receive commissions from Triangle Life on policies sold. These policies provide life insurance coverage, subject to the amount, age and other limitations specified in the insurance contracts. The policies are written on the lives of customers of Southern, Fidelity and Heritage in connection with various extensions of credit to those customers, including consumer and commercial loans (installment and term), overdraft and equity lines of credit, and credit card accounts. Certain of these policies are reinsured by Yadkin Valley Life pursuant to a Reinsurance Agreement between it and Triangle Life. The Reinsurance Contract provides that Triangle Life will automatically cede to Yadkin Valley Life, and Yadkin Valley Life will accept from Triangle Life, 100% of the rights, obligations, liabilities and risks on credit life policies up to a maximum of $25,000 of insurance in force on any one life. At December 31, 2000 and December 31, 1999, respectively, there were 3,550 and 3,947 policies in force which were reinsured by Yadkin Valley Life.

         Yadkin Valley Life's revenues are derived primarily from premium income received in connection with the reinsurance of credit life insurance and income on its investments. On a monthly basis, Triangle Life pays to Yadkin Valley Life, on a net basis, 100% of the amount of premiums on reinsured credit life policies written, less the amount of "reinsurance commissions" owed by Yadkin Valley Life pursuant to the Reinsurance Agreement. Reinsurance commissions are equal to 5% of the gross premiums received on the reinsured policies, plus the amount of all (i) premium taxes and regulatory charges which Triangle Life is required to pay on such policies, (ii) all commissions or service fees, including any contingent compensation or other compensation, paid to creditors or agents with respect to such policies, and (iii) all guaranty association assessments or payments attributable to such policies.

         Southern, Fidelity and Heritage report claims on policies reinsured by Yadkin Valley Life to Triangle Life as they arise and those claims are investigated and paid by the claims department of Triangle Life. Yadkin Valley Life reimburses Triangle Life monthly for claims paid up to the limits of its risk. Yadkin Valley Life maintains a reserve for claims, the amount of which is set and changed from time to time by management. The reserve is reviewed annually by a certified consulting actuary and adjusted based on industry standard methodologies.

         Neither Registrant nor Yadkin Valley Life employs any personnel. Subject to the supervision and control of Registrant's Board of Directors, all managerial, administrative and operational services necessary in carrying on Registrant's insurance holding company business and Yadkin Valley Life's reinsurance business are provided to Registrant and Yadkin Valley Life by American Guaranty Insurance Company, Raleigh, North Carolina ("American Guaranty"), pursuant to Administration Agreements (the "Agreements"). American Guaranty is a wholly owned subsidiary of First Citizens BancShares Inc. ("BancShares"), Raleigh, North Carolina. (See "Item 12. Certain Relationships and Related Transactions.").

         Registrant is not significantly affected by competition in that Yadkin Valley Life does not seek to reinsure policies issued by any insurer other than Triangle Life or sold by any other creditors. Also, premium rates for credit life insurance sold in North Carolina are the prima facie rates promulgated by the North Carolina Department of Insurance, and regulation of the terms of credit life insurance policies results in the policies offered by various issuers being substantially the same. The volume of Yadkin Valley Life's business does vary from year to year based on the volume of loans originated by the banks that are eligible for credit life insurance and the amount of those loans on which the banks are able to write insurance. However, historically, Yadkin Valley Life's reinsurance business has not demonstrated any seasonality nor dependency on a few purchasers of policies. Yadkin Valley Life does depend on sales of credit life policies by Fidelity, Heritage and Southern for all of its business.

         In addition to its investment in its subsidiary, Yadkin Valley Life, a substantial amount of Registrant's assets are represented by investments it holds in equity securities of (i) BancShares; (ii) First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation," a bank holding company headquartered in Columbia, South Carolina); and (iii) Heritage. See "Item 12. Certain Relationships and Related Transactions." These investments were made by Registrant beginning in 1986 and are deemed by Registrant's management and directors to be prudent and sound investments for Registrant. The following table lists the aggregate amounts of each of these investments, and the percentages of Registrant's total consolidated assets represented by each such amount, at the dates indicated.

                            At 12/31/00              At 12/31/99
                            ------------             ------------
                            Amount     %             Amount     %
                            ------    ---            ------    ---
BancShares             $ 1,659,485  15.1%       $ 1,399,026  12.1%
Bancorporation           8,842,473  80.7          9,717,473  84.0
Heritage                   455,932   4.2            455,932   3.9

         Registrant and Yadkin Valley Life have three officers, none of whom are compensated for their services as such, and no other employees. See " Item 9. Directors, Executive Officers, Promoters and Control Persons."

Item 2. Description of Property.

         Registrant and Yadkin Valley Life own no properties. Their offices are located at the offices of American Guaranty Insurance Company, Raleigh, North Carolina, which is a wholly-owned subsidiary of BancShares and which provides Registrant with certain managerial, administrative and operational services. See "Item 12. Certain Relationships and Related Transactions" below.

Item 3. Legal Proceedings

         At December 31, 2000, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.
                                       -2-

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

         Incorporated herein by reference to page 3 of Registrant's 2000 Annual Report to Shareholders.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Incorporated herein by reference to pages 1 through 3 of Registrant's 2000 Annual Report to Shareholders.

Item 7.  Financial Statements.

         Incorporated herein by reference to pages 5 through 17 of Registrant's 2000 Annual Report to Shareholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Incorporated herein by reference from pages 3 and 4 (under the captions "Section 16(a) Beneficial Ownership Reporting Compliance"; "Proposal 1:
         Election of Directors" and "Executive Officers") of Registrant's definitive Proxy Statement dated March 28, 2001.

Item 10. Executive Compensation

         Incorporated herein by reference from page 4 (under the captions "Director Compensation" and "Executive Compensation") of Registrant's definitive Proxy Statement dated March 28, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated herein by reference to pages 2 and 3 (under the caption "Beneficial Ownership of Securities") of Registrant's definitive Proxy Statement dated March 28, 2001.

Item 12. Certain Relationships and Related Transactions.

         Incorporated herein by reference to page 4 and 5 (under the caption "Certain Relationships and Transactions") of Registrant's definitive Proxy Statement dated March 28, 2001.


Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

         Exhibit
         Number                                               Description
         -------           -----------------------------------------------------

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

          10.3 Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-SB)

          13               Registrant's 2000 Annual Report to Shareholders
                           (filed herewith)

          22 Subsidiaries of Registrant (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

          99 Registrant's definitive Proxy Statement dated March 28, 2001 as filed with the Securities and Exchange Commission (not being refiled)

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


                                                   YADKIN VALLEY COMPANY



Date: March    28      , 2001                      By: S/David S. Perry
            -----------                                -------------------------
                                                       David S. Perry, President


         In accordance with Section13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                           Date
-------------------------      ---------------------------        --------------



                               President, Treasurer and           March 28, 2001
-------------------------      Director (chief executive
   David S. Perry              and chief financial officer)



                               Vice President, Secretary          March 28, 2001
-------------------------      and Director
   E. Thomas Lucas



                               Director                           March 28, 2001
-------------------------
   Hope Holding Connell

                                  EXHIBIT INDEX

     Exhibit
     Number                                                   Description
     -------               -----------------------------------------------------

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

      10.3 Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-SB)

      13                   Registrant's 2000 Annual Report to Shareholders
                           (filed herewith)

      22 Subsidiaries of Registrant (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

      99 Registrant's definitive Proxy Statement dated March 28, 2001, as filed with the Securities and Exchange Commission (not being refiled)