Form 10QSB
period 2001-03-31
YADKIN VALLEY CO
filed 2001-05-14
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001



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
Yes  x    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                                        182,645
        ------------                             -------------------------------
           Class                                  Outstanding at March 31, 2001

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31, 2001              December 31, 2000
                                                                          ------------------        ---------------------
                                                                             (UNAUDITED)
                                ASSETS

Cash                                                                           $     70,946                       57,611
Investments in equity securities (cost of $2,276,744
   at March 31, 2001 and December 31, 2000)                                      12,579,768                   10,957,890
Certificates of deposit                                                             460,363                      463,000
Accrued investment income                                                             4,322                        1,899
Federal and state income taxes recoverable                                                -                        3,590
Other assets                                                                            100                       17,911
                                                                          ------------------        ---------------------
               Total assets                                                   $  13,115,499                   11,501,901
                                                                          ==================        =====================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities :
    Life policy claims reserves                                                       8,712                        8,712
    Deferred income taxes                                                         3,990,683                    3,364,779
    Notes payable                                                                   899,205                      869,205
    Accrued interest payable                                                          3,925                        5,522
                                                                          ------------------        ---------------------
               Total liabilities                                                  4,902,525                    4,248,218
                                                                          ------------------        ---------------------

Shareholders' equity :
    Common stock, par value $1 per share; authorized 500,000
        shares, issued and outstanding 182,645 in 2001 and 183,465
        In 2000                                                                     182,645                      183,465
   Retained earnings                                                              1,742,227                    1,772,413
   Accumulated other comprehensive income                                         6,288,102                    5,297,805
                                                                          ------------------        ---------------------
                Total shareholders' equity                                        8,212,974                    7,253,683
                                                                          ------------------        ---------------------

                Total liabilities and shareholders' equity                    $  13,115,499                   11,501,901
                                                                          ==================        =====================

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                         For the                      For the
                                                          three                        three
                                                        months ended                 Months ended
                                                       March 31, 2001              March 31 ,2000
                                                    ------------------           -----------------
                                                         UNAUDITED                  UNAUDITED
Premiums and other revenue :
    Life premium                                           $   52,304                      58,165
    Dividend income                                            13,936                       5,186
    Interest income                                             6,454                       6,286
                                                    ------------------           -----------------
                                                               72,694                      69,637
                                                    ------------------           -----------------

Benefits and expenses :
    Death benefits                                              5,137                       5,517
    Decrease in life policy claims reserve                          -                       (625)
Operating expenses :
    Commissions                                                24,554                      26,194
    Interest                                                   14,002                      15,649
    Professional fees                                          17,176                      15,749
    Management fees                                             8,263                       8,060
    General, administrative and other                          20,253                      21,063
                                                    ------------------           -----------------
                                                               89,385                      91,607
                                                    ------------------           -----------------

         Loss before income taxes                            (16,691)                    (21,970)

Income tax benefit                                            (2,085)                     (7,470)
                                                    ------------------           -----------------

         Net loss                                          $ (14,606)                    (14,500)
                                                    ==================           =================


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001


                                                                                            Accumulated
                                                                                               other               Total
                                                       Common             Retained         comprehensive       shareholders'
                                                        stock             earnings            income               equity
                                                  ------------------   ----------------  ------------------   -----------------
Balance at December 31, 2000                      $       183,465           1,772,413          5,297,805             7,253,683


Comprehensive income:
    Net loss                                                     -            (14,606)                 -               (14,606)
    Net unrealized gains on securities available
        for sale, net of income taxes of $631,581                -                  -            990,297               990,297
                                                                                                              -----------------
                Comprehensive income                                                                                   975,691

Redemption of 820 shares of common stock                      (820)           (15,580)                 -               (16,400)
                                                  ------------------   ----------------  ------------------   -----------------

Balance at March 31, 2001                         $        182,645          1,742,227          6,288,102             8,212,974
                                                  ==================   ================  ==================   =================


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

                                                                                          2001                   2000
                                                                                    --------------        ----------------
                                                                                       UNAUDITED              UNAUDITED
Operating activities :
    Net loss                                                                           $  (14,606)                (14,500)
     Adjustments to reconcile net loss to net Cash provided (used) by operating activities:
              Deferred tax benefit                                                         (5,675)                     -
              Decrease (increase) in other assets                                           17,811                 (9,783)
              Decrease in reserve  for life policy claims                                       -                    (625)
              Decrease (increase) in federal and state income taxes recoverable              3,590                 (7,469)
              Increase in accrued investment income                                        (2,423)                    (64)
              Increase (decrease) in other liabilities                                     (1,597)                  4,149
                                                                                    ---------------        ----------------
                    Net cash used by operating activities                                  (2,900)                (28,292)
                                                                                    ---------------        ----------------

Investing activities :
     Purchases of certificates of deposit                                                (450,365)               (645,101)
     Maturities of certificates of deposit                                                 453,000                645,146
                                                                                    ---------------        ----------------
                    Net cash provided by investing activities                                2,635                      45
                                                                                    ---------------        ----------------

Financing activities :
     Proceeds from issuance of notes payable                                                30,000                     -
     Purchases and retirement of common stock                                             (16,400)                    (61)
                                                                                    ---------------        ----------------
               Net cash provided (used) by financing activities                             13,600                    (61)
                                                                                    ---------------        ----------------

                                  Net increase (decrease) in cash                           13,335                (28,308)
Cash at beginning of reporting period                                                       57,611                 57,026
                                                                                    ---------------        ----------------
Cash at end of reporting period                                                         $   70,946                 28,718
                                                                                    ===============        ================

Cash payments for :
     Interest                                                                           $   15,599                 15,906
                                                                                    ===============        ================
     Income taxes                                                                               -                       -
                                                                                    ===============        ================

Non-cash investing and financing activities :
     Increase (decrease) in unrealized gain on marketable equity
        Securities, net of applicable income taxes of $631,581 and
        $684,085                                                                         $ 990,297             (1,071,172)
                                                                                    ===============        ================


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of Yadkin Valley Company (the "Parent") and its wholly owned subsidiary Yadkin Valley Life Insurance Company hereinafter collectively referred to as the Company. Inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which, as to the insurance subsidiary, may vary in some respects from statutory accounting practices, which are prescribed or permitted by the Insurance Department of the State of Arizona. All adjustments considered necessary for a fair presentation of the results for the interim periods have been included (such adjustments are normal and recurring in nature).

The information contained in the footnotes to the Company's consolidated financial statements, included in the Company's Form 10-KSB, should be referenced when reading these unaudited interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For the three months ended March 31, 2001 and 2000, total comprehensive income
(loss) consisting of net income (loss) and unrealized gains (losses) on securities available for sale, net of taxes was $975,691 and $(1,085,672) respectively.

Note 2:  Related Parties

A director and certain significant shareholders of the Company are also significant shareholders and, in some cases, directors of First Citizens BancShares, Inc. ("FCB"), First-Citizens Bank & Trust Company ("FCB&T"), First Citizens Bancorporation of South Carolina, Inc. ("FCB-SC"), The Heritage Bank ("Heritage"), Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity"), Triangle Life Insurance Company ("TLIC"), and American Guaranty Insurance Company (AGI"). All of these entities are related through common ownership. The Company holds stock in FCB, FCB-SC and Heritage. At March 31, 2001 and 2000, the Company had $360,362 and $391,246, respectively, invested in certificates of deposit in FCB&T.

 AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $8,263 for the three months ending March 31, 2001 and $8,060 for the corresponding period in 2000.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the three months ended March 31, 2001 and the corresponding period in 2000 is as follows:


                                                            2001          2000
                                                         ---------     --------

         Premiums assumed                             $   52,304        58,165
         Death benefits assumed                            5,137         5,517
         Life policy claim reserves assumed                8,712         9,250
         Commissions assumed                              24,554        26,194

An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $3,533 in commissions to Heritage for the three months ended March 31, 2001 and $3,418 for the corresponding period in 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Results of Operations. The Company realized an increase in consolidated loss before income taxes of $5,279 during the period reported compared to the corresponding period in 2000. The decrease was primarily due to a $8,750 increase in dividend income. Consolidated net loss during the period was $14,606 compared to consolidated net loss of $14,500 during the corresponding period of 2000.

         The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $5,861 (10.0%) from the corresponding period in 2000 and management expects the decline may continue for the remainder of the year. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

         The primary outflows of the Company's funds are for claim payments, commission payments and general expenses. Incurred claims decreased $380 (6.9%) from the corresponding period in 2000. The decrease is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 2001 versus 2000 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, decreased by $827 (1.4%) for the period reported from the corresponding period of 2000, primarily due to a decrease in loan interest of $1,647 (10.5%) and a decrease in general and administrative expenses of $810, which increases were offset by a $1,427 (9.1%) increase in professional fees.

         During 2001, the Company's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $1,621,878 (14.80%) from December 31, 2000. The increase in fair values of the Company's investments as of March 31, 2001 is driven by the fact that the Company's largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity.

         Liquidity. Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life as the principal source of liquidity. Further, limited borrowings have allowed the Company to fund asset growth and maintain liquidity. A factor, which could impact the Company's financial position and liquidity, is a significant increase or decrease in the market values of the securities held in the investment portfolio.

         Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.66 at March 31, 2001 and 2.71 at December 31, 2000, which ratio continues to remain constant. Investments in equity securities had a carrying value at March 31, 2001 and December 31, 2000 of $12,579,768 and $10,957,890 respectively. While management considers these securities to be readily marketable, the Company's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in the Company realizing substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

         Financial Condition. The increase in total assets from December 31, 2000 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during 2001.

         During 2001, total liabilities increased from $4,248,2188 at December 31, 2000 to $4,902,525 at March 31, 2001. The increase in deferred federal income taxes on the unrealized gains on investments was $625,904 while total liabilities increased $654,307.

            Capital Resources. There are no material commitments for capital expenditures and none are anticipated. At March 31, 2001, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Stock, which have a carrying value of $1,859,247; and 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Stock, which have a carrying value of $176,812; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a carrying value of $2,780,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

         ADOPTION OF CODIFICATION: Codification of statutory accounting principles ("Codification") became effective for Yadkin Valley Life Insurance Company for all financial reporting on January 1, 2001 and adoption had no material impact on the Company's financial statements.

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


                                     YADKIN VALLEY COMPANY

Date:    May 10, 2001                By:
                                        ----------------------------------------

                                     David S. Perry, President and Principal
                                     Financial Officer