Form 10QSB
period 2001-06-30
YADKIN VALLEY CO
filed 2001-08-13
CIK 1013266

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001



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
Yes  x    No
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                                     182,499
        ------------                        ----------------------------------
            Class                             Outstanding at June 30, 2001

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                   YADKIN VALLEY COMPANY AND SUBSIDIARY

                                       CONSOLIDATED BALANCE SHEETS

                                                                       June 30, 2001   December 31, 2000
                                                                     ---------------   -----------------
                                                                         (UNAUDITED)
                            ASSETS
                            ------
Cash                                                                 $        81,953              57,611
Investment in securities available for sale (cost of $2,276,744
    at June 30, 2001 and December 31, 2000)                               12,709,396          10,957,890
Certificates of deposit                                                      451,712             463,000
Accrued investment income                                                      1,453               1,899
Federal and state income taxes recoverable                                        --               3,590
Other assets                                                                     100              17,911
                                                                     ---------------   -----------------
              Total assets                                           $    13,244,614          11,501,901
                                                                     ===============   =================

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Liabilities:
    Life policy claims reserves                                                8,541               8,712
    Deferred income taxes                                                  4,042,159           3,364,779
    Notes payable                                                            899,205             869,205
    Accrued interest payable                                                   3,860               5,522
                                                                     ---------------   -----------------
              Total liabilities                                            4,953,765           4,248,218
                                                                     ---------------   -----------------

Shareholders' equity:
    Common stock, par value $1 per share; authorized 500,000
        shares, issued and outstanding 182,499 in 2001 and
        183,465 in 2000                                                      182,499             183,465
Retained earnings                                                          1,741,197           1,772,413
Accumulated other comprehensive income                                     6,367,153           5,297,805
                                                                     ---------------   -----------------
              Total shareholders' equity                                   8,290,849           7,253,683
                                                                     ---------------   -----------------

              Total liabilities and shareholders' equity             $    13,244,614          11,501,901
                                                                     ===============   =================


See accompanying notes to consolidated financial statements.

                                     YADKIN VALLEY COMPANY AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                              For the three    For the three    For the six      For the six
                                               months ended     months ended    months ended     months ended
                                              June 30, 2001    June 30, 2000   June 30, 2001    June 30, 2000
                                              -------------    -------------   -------------    -------------
                                                UNAUDITED        UNAUDITED        UNAUDITED        UNAUDITED
Premiums and other revenue:
   Life premium                               $      54,221           56,124         106,525          114,289
   Dividend income                                   15,047           15,047          28,983           20,233
   Interest income                                    5,863            6,855          12,317           13,141
                                              -------------    -------------   -------------    -------------
                                                     75,131           78,026         147,825          147,663
                                              -------------    -------------   -------------    -------------

Benefits and expenses:
   Death benefits                                    20,034           30,883          25,342           36,400
   Increase (decrease) in liability for
      life policy claims                                 --              268            (171)            (357)
Operating expenses:
   Commissions                                       24,418           25,273          48,972           51,467
   Interest                                          12,577           14,972          26,579           30,621
   Professional fees                                  2,378           12,133          19,553           27,882
   Management fees                                    4,243            4,163          12,506           12,223
   General, administrative and other                  8,838            6,779          29,091           27,842
                                              -------------    -------------   -------------    -------------
                                                     72,488           94,471         161,872          186,078
                                              -------------    -------------   -------------    -------------

          Income (loss) before income taxes           2,634          (16,445)        (14,047)         (38,415)

Income tax expense (benefit)                            896           (5,591)         (1,186)         (13,061)
                                              -------------    -------------   -------------    -------------

           Net income (loss)                  $       1,738          (10,854)        (12,861)         (25,354)
                                              =============    =============   =============    =============

Net income (loss) per share                   $        0.01            (0.06)          (0.07)           (0.14)
                                              =============    =============   =============    =============

Weighted average shares outstanding                 182,572          183,465         183,072          183,542
                                              =============    =============   =============    =============


See accompanying notes to consolidated financial statements.

                                              YADKIN VALLEY COMPANY AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001


                                                                                            Accumulated
                                                                                               Other               Total
                                                        Common            Retained         Comprehensive       shareholders'
                                                         stock            Earnings            Income               equity
                                                    ---------------   ----------------  ------------------   -----------------
Balance at December 31, 2000                        $       183,465          1,772,413           5,297,805           7,253,683

Comprehensive income:
    Net loss                                                     --            (12,861)                 --             (12,861)
    Net unrealized gains on securities available
        for sale, net of income taxes of $682,158                --                 --           1,069,348           1,069,348
                                                                                                             -----------------
                Comprehensive income                                                                                 1,056,487

Redemption of 966 shares of common stock                       (966)           (18,355)                 --             (19,321)
                                                    ---------------   ----------------  ------------------   -----------------

Balance at June 30, 2001                            $       182,499          1,741,197           6,367,153           8,290,849
                                                    ===============   ================  ==================   =================


See accompanying notes to consolidated financial statements.

                                        YADKIN VALLEY COMPANY AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                               FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


                                                                                     2001                2000
                                                                               ---------------     ---------------
                                                                                  UNAUDITED            UNAUDITED
Operating Activities:
   Net loss                                                                    $       (12,861)            (25,354)
   Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
           Decrease in reserve  for policy and contract claims                            (171)               (357)
           Deferred tax benefit                                                         (4,778)                 --
           Decrease (increase) in federal and state income taxes recoverable             3,590              (1,418)
           Decrease in accounts receivable                                              17,811                  --
           Decrease in accrued investment income                                           446               1,477
           Decrease in accrued interest payable                                         (1,662)             (2,066)
                                                                               ---------------     ---------------
                 Net cash provided (used) by operating activities                        2,375             (27,718)
                                                                               ---------------     ---------------
Investing activities:
   Purchases of certificates of deposit                                               (902,074)         (1,251,977)
   Maturities of certificates of deposit                                               913,362           1,298,268
                                                                               ---------------     ---------------
                      Net cash provided by investing activities                         11,288              46,291
                                                                               ---------------     ---------------
Financing activities:
   Proceeds from issuance of notes payable                                              30,000                  --
   Purchases and retirement of common stock                                            (19,321)               (579)
                                                                               ---------------     ---------------
                      Net cash provided (used) by financing activities                  10,679                (579)
                                                                               ---------------     ---------------
                 Net increase in cash                                                   24,342              17,994

Cash at beginning of reporting period                                                   57,611              57,026
                                                                               ---------------     ---------------
Cash at end of reporting period                                                $        81,953              75,020
                                                                               ===============     ===============
Cash payments for:
   Interest                                                                    $        28,241              32,685
                                                                               ===============     ===============
   Income taxes                                                                             --                  --
                                                                               ===============     ===============
Non-cash investing and financing activities:
   Increase (decrease) in unrealized gain on securities available for sale, net of applicable income taxes of $682,158 and
         $825,723                                                              $     1,069,348          (1,292,435)
                                                                               ===============     ===============


See accompanying notes to consolidated financial statements

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

For the six months ended June 30, 2001 and 2000, total comprehensive income
(loss) consisting of net income (loss) and unrealized gains (losses) on securities available for sale, net of taxes was $1,069,348 and $(1,292,435), respectively.

Note 2:  Related Parties

A director and certain significant shareholders of the Company are also significant shareholders and, in some cases, directors of First Citizens BancShares, Inc. ("FCB"), First-Citizens Bank & Trust Company ("FCB&T"), First Citizens Bancorporation of South Carolina, Inc. ("FCB-SC"), The Heritage Bank ("Heritage"), Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity"), Triangle Life Insurance Company ("TLIC"), and American Guaranty Insurance Company (AGI"). All of these entities are related through common ownership. The Company holds stock in FCB, FCB-SC and Heritage. At June 30, 2001 and 2000, the Company had $451,712 and $445,000, respectively, invested in certificates of deposit in FCB&T.

AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $12,506 for the six months ending June 30, 2001 and $12,223 for the corresponding period in 2000.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the six months ended June 30, 2001 and the corresponding period in 2000 is as follows:

                                                   2001               2000
                                               ------------       -----------
         Premiums assumed                      $    106,525           114,289
         Death benefits assumed                      25,171            36,400
         Life policy claim reserves assumed           8,541             9,518
         Commissions assumed                         48,972            51,467


An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $7,111 in commissions to Heritage for the six months ended June 30, 2001 and $6,793 for the corresponding period in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         RESULTS OF OPERATIONS. The Company realized a decrease in consolidated loss before income taxes of $24,368 during the six-month period ending June 30, 2001compared to the corresponding period in 2000. The decrease was primarily due to a $11,058 reduction in claims payments, a $4,042 reduction in loan interest expense and a $8,329 reduction in professional fees. Consolidated net loss during the period was $12,861 compared to consolidated net loss of $25,354 during the corresponding period of 2000.

         The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums, for the six-months ended June 30, 2001, decreased $7,764 (6.8%) from the corresponding period in 2000 and management expects the decline may continue for the remainder of the year. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

         The primary outflows of the Company's funds are for claim payments, commission payments and general expenses. Incurred claims, for the six-months ended June 30, 2001, decreased $10,872 (30.2%) from the corresponding period in 2000. The decrease is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 2001 versus 2000 is directly correlated to the decline in assumed premiums written. Operating expenses, excluding commissions, for the six-months ended June 30, 2001, decreased by $10,839 (11.0%) for the period reported from the corresponding period of 2000, primarily due to a decrease in loan interest of $4,042 (13.2%) and a decrease in professional fees of $8,329, which decreases were partially offset by an increase in general and administrative expenses of $1,249 (4.5%).

         During 2001, the Company's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $1,751,506 (16.0%) from December 31, 2000. The increase in fair values of the Company's investments as of June 30, 2001 is driven by the fact that the Company's largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity.

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

         Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.67 at June 30, 2001 and 2.71 at December 31, 2000, which ratio continues to remain constant. Investments in equity securities had a carrying value at June 30, 2001 and December 31, 2000 of $12,709,396 and $10,957,890, respectively. While management considers these securities to be readily marketable, the Company's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in the Company realizing substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

         FINANCIAL CONDITION. The increase in total assets from December 31, 2000 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during 2001.

         During 2001, total liabilities increased from $4,248,218 at December 31, 2000 to $4,953,765 at June 30, 2001, with the majority of the increase due to an increase in deferred federal income taxes on the unrealized gains on investments of $677,380.

         CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At June 30, 2001, Registrant had outstanding borrowings with an unrelated bank of $899,205, secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Stock, which have a carrying value of $1,850,178; 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Stock, which have a carrying value of $175,950; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a carrying value of $2,820,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

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

         None.

Item 3.  Default Upon Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on April 23, 2001.

         (b) At the Annual Meeting, the following Directors were elected to the Board of Directors for a term of one year or until a successor is duly elected and qualified.

                           David S. Perry
                           Hope H. Connell
                           Edward T. Lucas

         (c) Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

                  (1)      Election of three Directors for a term expiring in
                           2002

                                                       FOR        AGAINST       WITHHELD
                           David S. Perry            144,790         0            1,222
                           Hope H. Connell           144,790         0            1,222
                           E. Thomas Lucas           143,661         0            2,351

                    (2)    Ratification of the appointment of KPMG LLP as independent public accountants for the Company for 2001:

                           FOR                       144,491
                           AGAINST                        44
                           ABSTAINING FROM VOTING      1,477

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         Not Applicable

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  YADKIN VALLEY COMPANY

Date:    August 10, 2001          By: /s/ David S. Perry
                                  -----------------------------------------
                                  David S. Perry,
                                  President and Principal Financial Officer