Form 10QSB
period 2001-09-30
YADKIN VALLEY CO
filed 2001-11-14
CIK 1013266

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001



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

Yes  x    No
     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                                182,423
        ------------             -----------------------------------------------
           Class                         Outstanding at September 30, 2001

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30, 2001             December 31, 2000
                                                                     ---------------------      ------------------------
                                                                              (UNAUDITED)
                            ASSETS
                            ------

Cash                                                                      $        82,558                        57,611
Investment in securities available for sale (cost of $2,276,744
    at September 30, 2001 and December 31, 2000)                               12,424,183                    10,957,890
Certificates of deposit                                                           468,598                       463,000
Accrued investment income                                                           3,626                         1,899
Federal and state income taxes recoverable                                              -                         3,590
Other assets                                                                          100                        17,911
                                                                     ---------------------      ------------------------
              Total assets                                                $    12,979,065                    11,501,901
                                                                     =====================      ========================

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Liabilities :
    Life policy claims reserves                                                     8,416                         8,712
    Deferred income taxes                                                       3,923,598                     3,364,779
    Notes payable                                                                 899,205                       869,205
    Accrued interest payable                                                        3,150                         5,522
                                                                     ---------------------      ------------------------
              Total liabilities                                                 4,834,369                     4,248,218
                                                                     ---------------------      ------------------------

Shareholders' equity :
    Common stock, par value $1 per share; authorized 500,000
        shares, issued and outstanding 182,423 in 2001 and
         183,465 in 2000                                                          182,423                       183,465
    Retained earnings                                                           1,771,683                     1,772,413
    Accumulated other comprehensive income                                      6,190,590                     5,297,805
                                                                     ---------------------      ------------------------
              Total shareholders' equity                                        8,144,696                     7,253,683
                                                                     ---------------------      ------------------------

              Total liabilities and shareholders' equity                  $    12,979,065                    11,501,901
                                                                     =====================      ========================




See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                           For the three          For the three          For the nine          For the nine
                                            months ended           months ended          months ended          months ended
                                           Sept. 30, 2001         Sept. 30, 2000        Sept. 30, 2001        Sept. 30, 2000
                                          ----------------       ----------------      ----------------      ----------------
                                              UNAUDITED              UNAUDITED             UNAUDITED             UNAUDITED
Premiums and other revenue:
   Life premium                           $         54,700                 56,757               161,225               171,046
   Dividend income                                  13,936                 13,936                42,919                34,169
   Interest income                                   4,785                  7,001                17,102                20,142
                                          ----------------       ----------------      ----------------      ----------------
                                                    73,421                 77,694               221,246               225,357
                                          ----------------       ----------------      ----------------      ----------------

Benefits and expenses:
   Death benefits                                   12,764                 37,963                38,075                74,363
   Increase (decrease) in liability for
      life policy claims                              (156)                 4,257                  (296)                3,900
Operating expenses:
   Commissions                                      24,632                 25,560                73,604                77,027
   Interest                                         10,849                 19,508                37,428                50,129
   Professional fees                                   199                    892                19,752                28,774
   Management fees                                   2,354                  2,285                14,860                14,508
   General, administrative and other                   759                  1,144                29,849                28,986
                                          ----------------       ----------------      ----------------      ----------------
                                                    51,401                 91,609               213,272               277,687
                                          ----------------       ----------------      ----------------      ----------------

         Income (loss) before income taxes          22,020                (13,915)                7,974               (52,330)

Income tax expense (benefit)                        (9,909)                (8,406)              (11,094)              (21,467)
                                          ----------------       ----------------      ----------------      ----------------
           Net income (loss)              $         31,929                 (5,509)               19,068               (30,863)
                                          ================       ================      ================      ================

Net income (loss) per share               $           0.17                  (0.03)                 0.10                 (0.17)
                                          ================       ================      ================      ================

Weighted average shares outstanding                182,461                183,528               182,944               183,543
                                          ================       ================      ================      ================




See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                                                                         Accumulated
                                                                                        Other                Total
                                                        Common        Retained       Comprehensive       Shareholders'
                                                         stock        earnings          income               equity
                                                     -------------   ------------   ----------------    ----------------
Balance at December 31, 2000                         $     183,465      1,772,413          5,297,805           7,253,683
Comprehensive income:
    Net income                                                   -         19,068                  -              19,068
    Net unrealized gains on securities available
        for sale, net of income taxes of $573,508                -              -            892,785             892,785
                                                                                                        ----------------
                Comprehensive income                                                                             911,853

Redemption of 1,042 shares of common stock                  (1,042)       (19,798)                 -             (20,840)
                                                     -------------   ------------   ----------------    ----------------

Balance at September 30, 2001                        $     182,423      1,771,683          6,190,590           8,144,696
                                                     =============   ============   ================    ================




See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                               2001                   2000
                                                                                        -------------          -------------
Operating Activities :                                                                     UNAUDITED              UNAUDITED
   Net income (loss)                                                                     $    19,068                (30,863)
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
           Increase (decrease) in reserve  for policy and contract claims                       (296)                 3,900
           Deferred tax benefit                                                              (14,689)                     -
       Decrease (increase) in federal and state income taxes recoverable                       3,590                (9,824)
       Decrease in accounts receivable                                                        17,811                      -
           Increase in accrued investment income                                              (1,727)                (1,616)
           Decrease (increase) in accrued interest payable                                    (2,372)                 2,220
                                                                                        -------------          -------------
                 Net cash provided (used) by operating activities                             21,385                (36,183)
                                                                                        -------------          -------------
Investing activities :
   Purchases of certificates of deposit                                                   (1,129,672)            (1,558,421)
   Maturities of certificates of deposit                                                   1,124,074              1,598,267
                                                                                        -------------          -------------
                   Net cash provided (used) by investing activities                           (5,598)                39,846
                                                                                        -------------          -------------
Financing activities :
   Proceeds from issuance of notes payable                                                    30,000                      -
   Purchases and retirement of common stock                                                  (20,840)                (3,078)
                                                                                        -------------          -------------
                          Net cash provided (used) by financing activities                     9,160                 (3,078)
                                                                                        -------------          -------------
                           Net increase in cash                                               24,947                    585

Cash at beginning of reporting period                                                         57,611                 57,026
                                                                                        -------------          -------------

Cash at end of reporting period                                                          $    82,558                 57,611
                                                                                        =============          =============

Cash payments for :
   Interest                                                                              $    39,800                 50,194
                                                                                        =============          =============

   Income taxes                                                                                    -                      -
                                                                                        =============          =============

Non-cash investing and financing activities :
   Increase in unrealized gains on securities available
        for sale, net of applicable income taxes of $573,508 and
         $539,585                                                                        $   892,785                843,803
                                                                                        =============          =============



See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of Yadkin Valley Company (the "Parent") and its wholly owned subsidiary Yadkin Valley Life Insurance Company, hereinafter collectively referred to as the Company. Intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which, as to the insurance subsidiary, may vary in some respects from statutory accounting practices, which are prescribed or permitted by the Insurance Department of the State of Arizona. All adjustments considered necessary for a fair presentation of the results for the interim periods have been included (such adjustments are normal and recurring in nature).

The information contained in the footnotes to the Company's consolidated financial statements, included in the Company's Form 10-KSB, should be referenced when reading these unaudited interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For the nine months ended September 30, 2001 and 2000, total comprehensive income (loss) consisting of net income (loss) and unrealized gains (losses) on securities available for sale, net of taxes was $911,853 and $812,940, respectively.

Note 2:  Related Parties

A director and certain significant shareholders of the Company are also significant shareholders and, in some cases, directors of First Citizens BancShares, Inc. ("FCB"), First-Citizens Bank & Trust Company ("FCB&T"), First Citizens Bancorporation of South Carolina, Inc. ("FCB-SC"), The Heritage Bank ("Heritage"), Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity"), Triangle Life Insurance Company ("TLIC"), and American Guaranty Insurance Company (AGI"). All of these entities are related through common ownership. The Company holds stock in FCB, FCB-SC and Heritage. At September 30, 2001 and 2000, the Company had $468,598 and $451,444, respectively, invested in certificates of deposit in FCB&T.

AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $14,860 for the nine months ending September 30, 2001 and $14,508 for the corresponding period in 2000.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the nine months ended September 30, 2001 and the corresponding period in 2000 is as follows:
                                                        2001              2000
                                                      --------          --------

         Premiums assumed                        $     161,225           171,046
         Death benefits assumed                         38,075            74,363
         Life policy claim reserves assumed              8,416            13,775
         Commissions assumed                            73,604            77,027


An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $10,558 in commissions to Heritage for the nine months ended September 30, 2001 and $10,314 for the corresponding period in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         RESULTS OF OPERATIONS. The Company realized consolidated income before income taxes of $7,974 during the nine-month period ending September 30, 2001 compared to a consolidated loss of $52,330 during the corresponding period in 2000. The improvement was primarily due to a $36,288 reduction in claims payments, a $12,701 reduction in loan interest expense and a $9,022 reduction in professional fees. Consolidated net income during the period was $19,068 compared to consolidated net loss of $30,863 during the corresponding period of 2000.

         The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums, for the nine-months ended September 30, 2001, decreased $9,821 (5.4%) from the corresponding period in 2000 and management expects the decline may continue for the remainder of the year. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

         The primary outflows of the Company's funds are for claim payments, commission payments and general expenses. Incurred claims, for the nine-months ended September 30, 2001, decreased $40,484 (51.1%) from the corresponding period in 2000. The decrease is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 2001 versus 2000 is directly correlated to the decline in assumed premiums written. Operating expenses, excluding commissions, for the nine-months ended September 30, 2001, decreased by $20,508 (16.8%) for the period reported from the corresponding period of 2000, primarily due to a decrease in loan interest of $9,022 (25.3%) and a decrease in professional fees of $12,701, which decreases were partially offset by an increase in general and administrative expenses of $1,215 (2.8%).

         During 2001, the Company's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $1,466,293 (13.4%) from December 31, 2000. The increase in fair values of the Company's investments as of September 30, 2001 is driven by the fact that the Company's largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity.

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

         Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.68 at September 30, 2001 and
2.71 at December 31, 2000, which ratio continues to remain constant. Investments in equity securities had a carrying value at September 30, 2001 and December 31, 2000 of $12,424,183 and $10,957,890, respectively. While management considers these securities to be readily marketable, the Company's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in the Company realizing substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

     FINANCIAL CONDITION. The increase in total assets from December 31, 2000 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during 2001.

     During 2001, total liabilities increased from $4,248,218 at December 31, 2000 to $4,834,369 at September 30, 2001, with the majority of the increase due to an increase in deferred federal income taxes on the unrealized gains on investments of $573,508.

     CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At September 30, 2001, Registrant had outstanding borrowings with an unrelated bank of $899,205, secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Stock, which have a carrying value of $1,508,983; 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Stock, which have a carrying value of $143,503 and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a carrying value of $2,850,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

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

                                  YADKIN VALLEY COMPANY

Date:    November 10, 2001        By: /s/ David S. Perry
                                     -------------------------------------------

                                  David S. Perry, President and Principal
                                  Financial Officer