Form 10KSB40
period 2001-12-31
YADKIN VALLEY CO
filed 2002-04-01
CIK 1013266

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 2001.      Commission File No. 1-14081

                              YADKIN VALLEY COMPANY
--------------------------------------------------------------------------------
                 (Name of small business issurer in its charter)

            North Carolina                                    56-1249566
----------------------------------------               -------------------------
     (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                       Identification No.)

          Post Office Box 18747
       Raleigh, North Carolina 27619                             27602
------------------------------------------             -------------------------
 (Address of Principal Executive Offices)                      (Zip Code)

                                 (919) 716-2266
             ------------------------------------------------------
               (Registrant's Telephone Number including area code)

Securities registered under Section 12(b) of the Act:          None
                                                       -----------------------

Securities registered under Section 12(b) of the Act: Common stock, $1.00 par value per share (Title of Class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes      X                  No_________
              -----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    Yes    X              No ___________
                                      ---------
     Registrant's revenue for its most recent fiscal year were:   $  289,472   .
                                                                  -------------

   On March 8, 2002, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $ 1,774,377.
            -----------

   On March 8, 2002, the number of outstanding shares of Registrant's common stock was 182,321.
          -------

                       Documents Incorporated by Reference

   Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated herein in Part II.

   Portions of Registrant's definitive Proxy Statement dated March 25, 2002, are incorporated herein in Part III.

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

         Yadkin Valley Life's reinsurance activities currently are limited to assuming risks associated with credit life insurance policies ("credit life policies"), up to a maximum risk of $25,000 on any one insured, issued only by Triangle Life Insurance Company, Raleigh, North Carolina ("Triangle Life"), and sold only in North Carolina by Southern Bank and Trust Company, Mount Olive, North Carolina ("Southern"), The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity") and The Heritage Bank, Lucama, North Carolina ("Heritage"). Triangle Life is a wholly owned subsidiary of First-Citizens Bank & Trust Company, Raleigh, North Carolina ("FCB"). Registrant is affiliated with Southern, Fidelity, Heritage and FCB through certain common control relationships. See "Item 12. Certain Relationships and Related Transactions." In consideration of its assumption of risk, Yadkin Valley Life receives a portion of the premium income on policies it reinsures, less the amount of claims paid.

         Southern, Fidelity and Heritage sell credit life policies pursuant to insurance contracts between them and Triangle Life and pursuant to which they each receive commissions from Triangle Life on policies sold. These policies provide life insurance coverage, subject to the amount, age and other limitations specified in the insurance contracts. The policies are written on the lives of customers of Southern, Fidelity and Heritage in connection with various extensions of credit to those customers, including consumer and commercial loans (installment and term), overdraft and equity lines of credit, and credit card accounts. Yadkin Valley Life, pursuant to a Reinsurance Agreement between it and Triangle Life, reinsures certain of these policies. The Reinsurance Agreement provides that Triangle Life will automatically cede to Yadkin Valley Life, and Yadkin Valley Life will accept from Triangle Life, 100% of the rights, obligations, liabilities and risks on credit life policies up to a maximum of $25,000 of insurance in force on any one life. At December 31, 2001 and December 31, 2000, respectively, there were 3,262 and 3,550 policies in force, which were reinsured by Yadkin Valley Life.

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

                        At 12/31/ 01                         At 12/31/00
                       -------------                         -----------
                      Amount         %                  Amount           %
                    --------        ----              --------          ----

BancShares         $  2,021,649     15.8%             $ 1,659,485       15.1%
Bancorporation       10,242,473     80.6                8,842,473       80.7
Heritage                455,932      3.6                  455,932        4.2

         Registrant and Yadkin Valley Life have three officers, none of whom are compensated for their services as such. See Item 9. Directors, Executive Officers, Promoters and Control Persons."

Item 2. Description of Property.

         Registrant and Yadkin Valley Life own no properties. Their offices are located at the offices of American Guaranty Insurance Company, Raleigh, North Carolina, which is a wholly owned subsidiary of BancShares and which provides Registrant with certain managerial, administrative and operational services. See "Item 12. Certain Relationships and Related Transactions" below.

Item 3. Legal Proceedings

         At December 31, 2001, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

         Incorporated herein by reference to page 6 of Registrant's 2001 Annual Report to Shareholders.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Incorporated herein by reference to pages 4 through 6 of Registrant's 2001 Annual Report to Shareholders.

Item 7.  Financial Statements.

         Incorporated herein by reference to pages 8 through 20 of Registrant's 2001 Annual Report to Shareholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Incorporated herein by reference from pages 3 and 4 (under the captions "Section 16(a) Beneficial Ownership Reporting Compliance", "Proposal 1:
         Election of Directors" and "Executive Officers") of Registrant's definitive Proxy Statement dated March 25, 2002.

Item 10. Executive Compensation

         Incorporated herein by reference from page 4 (under the captions "Director Compensation" and "Executive Compensation") of Registrant's definitive Proxy Statement dated March 25, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated herein by reference to pages 2 and 3 (under the caption "Beneficial Ownership of Securities") of Registrant's definitive Proxy Statement dated March 25, 2002.

Item 12. Certain Relationships and Related Transactions.

         Incorporated herein by reference to page 4 and 5 (under the caption "Certain Relationships and Transactions") of Registrant's definitive Proxy Statement dated March 25, 2002.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

     Exhibit
     Number                                Description
     ------     --------------------------------------------------------------
       3.1      Registrant's Restated Articles of Incorporation (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

       3.2 Registrant's Bylaws (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

      10.1 Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

      10.2 Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-SB)

      10.3 Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-SB)

      13        Registrant's 2001 Annual Report to Shareholders (filed herewith)

      22 Subsidiaries of Registrant (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

      99 Registrant's definitive Proxy Statement dated March 25, 2002 as filed with the Securities and Exchange Commission (not being refiled)

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed by
Registrant during the last quarter of the period covered by this Report on Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 YADKIN VALLEY COMPANY



Date: March    25      , 2002                    By: S/David S. Perry
            -----------                              ---------------------------
                                                     David S. Perry, President


         In accordance with Section13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                    Title                           Date
----------------------------                  -----------------------            --------------
       /s/ David S. Perry                     President, Treasurer and           March 25, 2002
------------------------------------
         David S. Perry                       Director (chief executive
                                              and chief financial officer)


      /s/ E. Thomas Lucas                     Vice President, Secretary          March 25, 2002
------------------------------------
         E. Thomas Lucas                      and Director



      /s/ Hope Holding Connell                Director                           March 25, 2002
------------------------------------
         Hope Holding Connell

                                  EXHIBIT INDEX

  Exhibit
  Number                                 Description
  ------    --------------------------------------------------------------------

      3.1 Registrant's Restated Articles of Incorporation (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

      3.2 Registrant's Bylaws (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

      10.1 Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference Registrant's Registration Statement on Form 10-SB)

      10.2 Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-SB)

      10.3 Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-SB)

      13        Registrant's 2001 Annual Report to Shareholders (filed herewith)

      22 Subsidiaries of Registrant (incorporated herein by reference to Registrant's Registration Statement on Form 10-SB)

      99 Registrant's definitive Proxy Statement dated March 25, 2002, as filed with the Securities and Exchange Commission (not being refiled)