Form 10QSB
period 2002-03-31
YADKIN VALLEY CO
filed 2002-05-13
CIK 1013266

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002



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

Yes  x    No
     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock                                     182,212
     ------------                           -----------------------------
        Class                               Outstanding at March 31, 2002

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 2002     December 31, 2001
                                                                        --------------     -----------------
                                                                          (UNAUDITED)
                     ASSETS
                     ------

Cash                                                                    $       34,830                83,442

Investments in equity securities (cost of $2,276,744
   at March 31, 2002 and December 31, 2001)                                 14,039,748            12,720,054
Certificates of deposit                                                        475,993               474,050
Accrued investment income                                                        1,164                 1,027
Other assets                                                                       100                   100
                                                                        --------------     -----------------
         Total assets                                                   $   14,551,835            13,278,673
                                                                        ==============     =================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Liabilities:
   Life policy claims reserves                                                   8,108                 8,228
   Deferred income taxes                                                     4,567,832             4,041,174
   Notes payable                                                               899,205               899,205
   Accrued interest payable                                                      2,031                 2,480
                                                                        --------------     -----------------
         Total liabilities                                                   5,477,175             4,951,087
                                                                        --------------     -----------------

Shareholders' equity:
   Common stock, par value $1 per share; authorized 500,000
     shares, issued andoutstanding 182,212 shares in 2002
     and 182,327 in 2001                                                       182,212               182,327
   Retained earnings                                                         1,742,379             1,771,747
   Accumulated other comprehensive income                                    7,150,069             6,373,512
                                                                        --------------     -----------------
         Total shareholders' equity                                          9,074,660             8,327,586
                                                                        --------------     -----------------
         Total liabilities and shareholders' equity                     $   14,551,835            13,278,673
                                                                        ==============     =================

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                       For the three      For the three
                                                        months ended       Months ended
                                                       March 31, 2002     March 31, 2001
                                                       --------------     --------------
                                                         UNAUDITED          UNAUDITED
Premiums and other revenue:
    Life premium                                       $       48,168     $       52,304
    Dividend income                                            13,936             13,936
    Interest income                                             2,192              6,454
                                                       --------------     --------------
                                                               64,296             72,694
                                                       --------------     --------------

Benefits and expenses:
    Death benefits                                             29,653              5,137
    Decrease in life policy claims reserve                       (120)                 -
Operating expenses:
    Commissions                                                21,682             24,554
    Interest                                                    6,556             14,002
    Professional fees                                          16,188             17,176
    Management fees                                             8,252              8,263
    General, administrative and other                          25,747             20,253
                                                       --------------     --------------
                                                              107,958             89,385
                                                       --------------     --------------

       Loss before income taxes                               (43,662)           (16,691)

Income tax benefit                                            (16,479)            (2,085)
                                                       --------------     --------------

       Net loss                                        $      (27,183)           (14,606)
                                                       ==============     ==============
Net loss per share                                     $         0.15               0.08
                                                       ==============     ==============
Weighted average shares outstanding                           182,270            183,055
                                                       ==============     ==============

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002

                                                                                    Accumulated
                                                                                       other             Total
                                                       Common         Retained     comprehensive     shareholders'
                                                        stock         earnings        income             equity
                                                     -----------   -------------   -------------    ---------------
Balance at December 31, 2001                         $  182,327       1,771,747       6,373,512          8,327,586

Comprehensive income:
    Net loss                                                  -         (27,183)              -            (27,183)
    Net unrealized gains on securities available
        for sale, net of income taxes of $543,137             -               -         776,557            776,557
                                                                                                    ---------------
                Comprehensive income                                                                       749,374

Redemption of 115 shares of common stock                   (115)         (2,185)              -             (2,300)
                                                     -----------   -------------   -------------    ---------------
Balance at March 31, 2002                            $  182,212       1,742,379       7,150,069          9,074,660
                                                     ===========   =============   =============    ===============

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

                                                                                       2002              2001
                                                                                    -----------      -----------
                                                                                    UNAUDITED         UNAUDITED
Operating activities :
    Net loss                                                                           (27,183)         (14,606)

     Adjustments to reconcile net loss to net
        Cash used by operating activities:
              Deferred tax benefit                                                     (16,479)          (5,675)
              Decrease in other assets                                                       -           17,811
              Decrease in reserve  for life policy claims                                 (120)               -
              Decrease in federal and state income taxes recoverable                         -            3,590
              Increase in accrued investment income                                       (137)          (2,423)
              Decrease in accrued interest payable                                        (449)          (1,597)
                                                                                    -----------      -----------
                    Net cash used by operating activities                              (44,369)          (2,900)
                                                                                    -----------      -----------

Investing activities :
     Purchases of certificates of deposit                                             (375,993)        (450,365)
     Maturities of certificates of deposit                                             374,050          453,000
                                                                                    -----------      -----------
               Net cash provided (used) by investing activities                         (1,943)           2,635
                                                                                    -----------      -----------

Financing activities :
     Proceeds from issuance of notes payable                                               -             30,000
     Purchases and retirement of common stock                                           (2,300)         (16,400)
                                                                                    -----------      -----------
               Net cash provided (used) by financing activities                         (2,300)          13,600
                                                                                    -----------      -----------

                    Net increase (decrease) in cash                                    (48,612)          13,335

Cash at beginning of reporting period                                                   83,442           57,611
                                                                                    -----------      -----------
Cash at end of reporting period                                                     $   34,830           70,946
                                                                                    ===========      ===========

Cash payments for :
     Interest                                                                       $    7,005           15,599
                                                                                    ===========      ===========
     Income taxes                                                                            -                -
                                                                                    ===========      ===========

Non-cash investing and financing activities:
     Increase (decrease) in unrealized gain on marketable equity
        Securities, net of applicable income taxes of $543,137 and
        $631,581                                                                    $  776,557          990,297
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

The information contained in the footnotes to the Company's consolidated financial statements, included in the Company's Form 10-KSB, should be referenced when reading these unaudited interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For the three months ended March 31, 2002 and 2001, total comprehensive income
(loss) consisting of net income (loss) and unrealized gains (losses) on securities available for sale, net of taxes, was $749,374 and $975,691, respectively.

Note 2:  Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc. ("FCB"), First Citizens Bancorporation of South Carolina, Inc. ("FCB-SC"), The Heritage Bank ("Heritage"), Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), and The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity"). All of these entities are related through common ownership. American Guaranty Insurance Company ("AGI") and First-Citizens Bank & Trust Company ("FCB&T") are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company ("TLIC") is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and Heritage. At March 31, 2002 and December 31, 2001, the Company had $375,993 and $360,362, respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company's business. AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $8,252 for the three months ending March 31, 2002 and $8,263 for the corresponding period in 2001.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the three months ended March 31, 2002 and the corresponding period in 2001 is as follows:

                                                  2002       2001
                                                --------   --------

         Premiums assumed                       $ 48,168    53,204
         Death benefits assumed                   29,533     5,137
         Life policy claim reserves assumed        8,108     8,712
         Commissions assumed                      21,682    24,554

An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $3,151 in commissions to Heritage for the three months ended March 31, 2002 and $3,533 for the corresponding period in 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         RESULTS OF OPERATIONS. The Company realized an increase in consolidated loss before income taxes of $26,971 during the period reported compared to the corresponding period in 2001. The increase was primarily due to a $24,516 increase in death claims paid. Consolidated net loss during the period was $27,183 compared to consolidated net loss of $14,606 during the corresponding period of 2001.

         The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $4,136 (7.9%) from the corresponding period in 2001 and management expects the decline may continue for the remainder of the year. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

         The primary outflows of the Company's funds are for claim payments, commission payments and general expenses. Incurred claims increased $24,396 (575.0%) from the corresponding period in 2001. The increase is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the significant increase is not indicative of a trend nor is expected to continue during the remainder of the year. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 2002 versus 2001 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $2,951 (4.9%) for the period reported from the corresponding period of 2001, primarily due to a decrease in loan interest of $7,446 (53.2%) and a decrease in professional fees of $988, which increases were offset by a $5,494 (27.1%) increase in general, administrative and other expenses.

         During 2002, the Company's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $1,319,694 (10.40%) from December 31, 2001. The increase in fair values of the Company's investments as of March 31, 2002 is driven by the fact that the Company's largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity.

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

         Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.66 at March 31, 2002 and 2.68 at December 31, 2001, which ratio continues to remain constant. Investments in equity securities had a carrying value at March 31, 2002 and December 31, 2001 of $14,039,748 and $12,720,054 respectively.

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

         FINANCIAL CONDITION. The increase in total assets from December 31, 2001 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during 2002.

         During 2002, total liabilities increased from $4,951,087 at December 31, 2001 to $5,477,175 at March 31, 2002. The increase in deferred federal income taxes on the unrealized gains on investments was $526,657 while total liabilities increased $526,088.

         CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At March 31, 2002, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Stock, which have a carrying value of $1,867,591; and 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Stock, which have a carrying value of $159,845; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a carrying value of $3,200,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

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

                                            YADKIN VALLEY COMPANY

Date:  May 10, 2002                         By: /s/ David S. Perry
                                                --------------------------

                                            David S. Perry, President and
                                            Principal Financial Officer