Form 10QSB
period 2002-06-30
YADKIN VALLEY CO
filed 2002-08-13
CIK 1013266

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002



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

Yes _X_    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                               182,198
        ------------                     ----------------------------
           Class                         Outstanding at June 30, 2002

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                      June 30, 2002    December 31, 2001
                                                                      -------------    -----------------
                                                                       (UNAUDITED)
                                     ASSETS

Cash ...............................................................   $    98,950            83,442

Investments in equity securities (cost of $2,276,744
   at June 30, 2002 and December 31, 2001) .........................    15,946,583        12,720,054
Certificates of deposit ............................................       425,000           474,050
Accrued investment income ..........................................           489             1,027
Other assets .......................................................         7,941               100
                                                                       -----------       -----------
               Total assets ........................................   $16,478,963        13,278,673
                                                                       ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Life policy claims reserves ....................................         8,108             8,228
    Deferred income taxes ..........................................     5,316,660         4,041,174
    Notes payable ..................................................       899,205           899,205
    Accrued interest payable .......................................         1,930             2,480
    Other liabilities ..............................................         4,327              --
                                                                       -----------       -----------
               Total liabilities ...................................     6,230,230         4,951,087
                                                                       -----------       -----------

Shareholders' equity:
    Common stock, par value $1 per share; authorized 500,000 shares, issued and outstanding 182,198 shares in 2002 and
        182,327 in 2001 ............................................       182,198           182,327
   Retained earnings ...............................................     1,752,970         1,771,747
   Accumulated other comprehensive income ..........................     8,313,565         6,373,512
                                                                       -----------       -----------
                Total shareholders' equity .........................    10,248,733         8,327,586
                                                                       -----------       -----------

                Total liabilities and shareholders' equity .........   $16,478,963        13,278,673
                                                                       ===========       ===========


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                           For the three   For the three    For the six      For the six
                                           months ended     months ended    months ended     months ended
                                           June 30, 2002   June 30, 2001   June 30, 2002    June 30, 2001
                                           -------------   -------------   -------------    -------------
                                             UNAUDITED       UNAUDITED       UNAUDITED        UNAUDITED
Premiums and other revenue:
   Life premium ......................       $ 48,548        $ 54,221          96,716          106,525
   Dividend income ...................         13,937          15,047          27,873           28,983
   Interest income ...................          1,749           5,863           3,941           12,317
                                             --------        --------        --------         --------
                                               64,234          75,131         128,530          147,825
                                             --------        --------        --------         --------

Benefits and expenses:
   Death benefits ....................          8,532          20,034          38,185           25,342
   Decrease in liability for
      life policy claims .............           --              --              (120)            (171)
Operating expenses:
   Commissions .......................         21,888          24,418          43,570           48,972
   Interest ..........................          4,662          12,577          11,218           26,579
   Professional fees .................          5,002           2,378          21,191           19,553
   Management fees ...................          4,327           4,243          12,579           12,506
   General, administrative and other..          3,364           8,838          29,111           29,091
                                             --------        --------        --------         --------
                                               47,775          72,488         155,734          161,872
                                             --------        --------        --------         --------

        Income (loss) before
           income taxes ..............         16,459           2,634         (27,204)         (14,047)

Income tax expense (benefit) .........          5,312             896         (10,990)          (1,186)
                                             --------        --------        --------         --------

        Net income (loss) ............       $ 11,147        $  1,738         (16,214)         (12,861)
                                             ========        ========        ========         ========
Net income (loss) per share ..........       $   0.06        $   0.01           (0.09)           (0.07)
                                             ========        ========        ========         ========
Weighted average shares outstanding ..        182,205         182,572         182,263          183,072
                                             ========        ========        ========         ========


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE SIX MONTH PERIOD ENDED June 30, 2002

                                                                                            Accumulated
                                                                                               Other           Total
                                                             Common        Retained        comprehensive    shareholders'
                                                             stock         earnings           Income           equity
                                                          -----------     -----------      -------------    -----------
Balance at December 31, 2001 ...................          $   182,327       1,771,747         6,373,512       8,327,586

Comprehensive income:
    Net loss ...................................                 --           (16,214)             --           (16,214)
    Net unrealized gains on securities available
        for sale, net of income taxes of
        $1,286,476..............................                 --              --           1,940,053       1,940,053
                                                                                                            -----------
                Comprehensive income ...........                                                              1,923,839

Redemption of 129 shares of common stock .......                 (129)         (2,563)             --            (2,692)
                                                          -----------     -----------       -----------     -----------
Balance at June 30, 2002 .......................          $   182,198       1,752,970         8,313,565      10,248,733
                                                          ===========     ===========       ===========     ===========


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

                                                                                       2002            2001
                                                                                    -----------     -----------
                                                                                     UNAUDITED       UNAUDITED
Operating activities:
    Net loss ...................................................................    $   (16,214)        (12,861)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Deferred tax benefit ..................................................        (10,990)         (4,778)
         Decrease in reserve for life policy claims ............................           (120)           (171)
         Decrease in federal and state income taxes recoverable ................           --             3,590
         Decrease in accrued investment income .................................            538             466
         Decrease (increase) in accounts receivable ............................         (7,841)         17,811
         Increase in other liabilities .........................................          4,327            --
         Decrease in accrued interest payable ..................................           (550)         (1,662)
                                                                                    -----------     -----------
                    Net cash used by operating activities ......................        (30,850)          2,375
                                                                                    -----------     -----------
Investing activities:
     Purchases of certificates of deposit ......................................       (700,993)       (902,071)
     Maturities of certificates of deposit .....................................        750,043         913,362
                                                                                    -----------     -----------
                    Net cash provided by investing activities ..................         49,050          11,288
                                                                                    -----------     -----------
Financing activities:
     Proceeds from issuance of notes payable ...................................           --            30,000
     Purchases and retirement of common stock ..................................         (2,692)        (19,321)
                                                                                    -----------     -----------
               Net cash provided (used) by financing activities ................         (2,692)         10,679
                                                                                    -----------     -----------
                    Net increase (decrease) in cash ............................         15,508          24,342
Cash at beginning of reporting period ..........................................         83,442          57,611
                                                                                    -----------     -----------
Cash at end of reporting period ................................................    $    98,950          81,953
                                                                                    ===========     ===========
Cash payments for:
     Interest ..................................................................    $    11,768          28,241
                                                                                    ===========     ===========
     Income taxes ..............................................................           --              --
                                                                                    ===========     ===========
Non-cash investing and financing activities:
     Increase in unrealized gain on marketable equity
        securities, net of applicable income taxes of $1,286,476 and
        $682,158 ...............................................................    $ 1,940,053       1,069,348
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

For the six months ended June 30, 2002 and 2001, total comprehensive income consisting of net loss and unrealized gains on securities available for sale, net of taxes, was $1,923,839 and $1,056,487, respectively.

Note 2: Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc. ("FCB"), First Citizens Bancorporation of South Carolina, Inc. ("FCB-SC"), The Heritage Bank ("Heritage"), Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), and The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity"). All of these entities are related through common ownership. American Guaranty Insurance Company ("AGI") and First-Citizens Bank & Trust Company ("FCB&T") are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company ("TLIC") is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and Heritage. At June 30, 2002 and December 31, 2001, the Company had $325,000 and $374,050, respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company's business. AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $12,579 for the six months ending June 30, 2002 and $12,506 for the corresponding period in 2001.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the six months ended June 30, 2002 and the corresponding period in 2001 are as follows:

                                                 2002              2001
                                               ---------         --------

         Premiums assumed                      $ 96,716          106,525
         Death benefits assumed                  38,065           25,171
         Life policy claim reserves assumed       8,108            8,541
         Commissions assumed                     43,570           48,972

An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $6,323 in commissions to Heritage for the six months ended June 30, 2002 and $6,793 for the corresponding period in 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations. The Company realized an increase in consolidated income before income taxes of $13,825 during the three months ended June 30, 2002 compared to the corresponding period in 2001. The increase was primarily due to decreases of $24,891 in death benefits, loan interest expense and general, administrative and other expenses, which were partially offset by a $10,897 decrease in revenue. Consolidated net income during the three-month period was $11,147 compared to a consolidated net income of $1,738 during the corresponding period of 2001.

Despite the significant improvement during the three months ended June 30, 2002, the Company realized an increase in consolidated loss before income taxes of $13,157 during the six months ended June 30, 2002 compared to the corresponding period in 2001. The increase was primarily due to a decrease of $9,809 in premiums earned and a $12,843 increase in death claims paid, which were partially offset by a $15,361 decrease in loan interest expense. Consolidated net loss during the period was $16,214 compared to a consolidated net loss of $12,861 during the corresponding period of 2001.

         The main sources of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation and dividend income. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $9,809 (9.2%) from the corresponding period in 2001 and management expects the decline may continue for the remainder of the year. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

         The primary outflows of the Company's funds are for claim payments, commission payments and general expenses. Incurred claims increased $12,894 (51.2%) from the corresponding period in 2001. The increase is not specifically attributable to any known events as there have been no changes in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the increase is not necessarily indicative of a trend. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 2002 versus 2001 is directly correlated to the decline in assumed premiums written. Operating expenses, excluding commissions, decreased by $13,630 (15.5%) for the period reported from the corresponding period of 2001, primarily due to a decrease in loan interest expense of $15,361 (57.8%) which was offset by an increase in professional fees, management fees and general, administrative and other expenses.

         During 2002, the Company's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $3,226,529 (25.4%) from December 31, 2001. The increase in fair values of the Company's investments as of June 30, 2002 is driven by the fact that the Company's largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity.

         LIQUIDITY. Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life and dividend income as primary sources of liquidity. Further, limited borrowings have allowed the Company to fund asset growth and maintain liquidity. A factor, which could impact the Company's financial position and liquidity, is a significant increase or decrease in the market values of the securities held in the investment portfolio.

         Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.65 at June 30, 2002 and 2.68 at December 31, 2001, which ratio continues to remain constant. Investments in equity securities had a carrying value at June 30, 2002 and December 31, 2001 of $15,946,583 and $12,720,054 respectively. While management considers these securities to be readily marketable, the Company's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in the Company realizing substantial losses or diminished gains on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

         FINANCIAL CONDITION. The increase in total assets from December 31, 2001 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during 2002.

         During 2002, total liabilities increased from $4,951,087 at December 31, 2001 to $6,230,230 at June 30, 2002. The increase in deferred federal income taxes on the unrealized gains on investments was $1,286,476 while total liabilities increased $1,279,143.

            CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At June 30, 2002, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Stock, which have a carrying value of $2,005,992; and 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Stock, which have a carrying value of $171,691; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a carrying value of $3,700,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

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

         (a) The Annual Meeting of Shareholders of the Company was held on April 22, 2002.

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

                           David S. Perry
                           Hope H. Connell
                           Edward T. Lucas

         (c) Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

                  (1)      Election of three Directors for a term expiring in
                           2003

                                                    FOR     AGAINST     WITHHELD

                           David S. Perry         138,064      0          215
                           Hope H. Connell        138,064      0          215
                           E. Thomas Lucas        138,064      0          215

                  (2) Ratification of the appointment of KPMG LLP as independent public accountants for the Company for 2002:

                           FOR                    138,069
                           AGAINST                      1
                           ABSTAINING FROM VOTING     209

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        Not Applicable


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       YADKIN VALLEY COMPANY


Date: August 10, 2002                  By:  /s/ David S. Perry
                                          --------------------------------------
                                       David S. Perry, President and Principal
                                       Financial Officer

                                  CERTIFICATION
                       (Pursant to 18 U.S.C. Section 1350

The undersigned hereby certifies that, to the best of his knowledge, (i) the foregoing Quarterly Report on Form 10-Q SB filed by Yadkin Valley Company (the "Company") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2002                     /s/ David S. Perry
                                        ----------------------------------------
                                        David S. Perry, President and
                                        Principal Financial Officer