Form 10QSB
period 2002-09-30
YADKIN VALLEY CO
filed 2002-11-13
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 12 (g) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number- 1-14081

YADKIN VALLEY COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1249566
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Post Office Box 18747
Raleigh, North Carolina 27619
(address of principal executive offices)

Telephone: (919) 716-2266
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 (g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	182,198
Class	Outstanding at September 30, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(UNAUDITED)
ASSETS
Cash	$115,338	83,442
Investments in equity securities (cost of $2,276,744 at September 30, 2002 and December 31, 2001)	16,282,216	12,720,054
Certificates of deposit	446,483	474,050
Accrued investment income	1,355	1,027
Other assets	100	100

Total assets	$16,845,492	13,278,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities :
Life policy claims reserves	8,108	8,228
Deferred income taxes	5,473,210	4,041,174
Notes payable	899,205	899,205
Accrued interest payable	1,915	2,480

Total liabilities	6,382,438	4,951,087

Shareholders’ equity :
Common stock, par value $1 per share; authorized 500,000 shares, issued and outstanding 182,198 shares in 2002 and 182,327 in 2001	182,198	182,327
Retained earnings	1,776,455	1,771,747
Accumulated other comprehensive income	8,504,401	6,373,512

Total shareholders’ equity	10,463,054	8,327,586

Total liabilities and shareholders’ equity	$16,845,492	13,278,673

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended Sept. 30, 2002	For the three months ended Sept. 30, 2001	For the nine Months ended Sept. 30, 2002	For the nine months ended Sept. 30, 2001
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Premiums and other revenue:
Life premium	$47,716	$54,700	144,432	161,225
Dividend income	15,046	13,936	42,919	42,919
Interest income	1,979	4,785	5,920	17,102

	64,741	73,421	193,271	221,246

Benefits and expenses:
Death benefits	2,103	12,764	40,287	38,075
Decrease in liability for life policy claims	—	(156)	(120)	(296)
Operating expenses:
Commissions	21,445	24,632	65,015	73,604
Interest	9,438	10,849	20,655	37,428
Professional fees	2,400	199	23,591	19,752
Management fees	2,430	2,354	15,009	14,860
General, administrative and other	1,746	759	30,858	29,849

	47,775	51,401	195,295	213,272

Income (loss) before income taxes	25,180	22,020	(2,024)	7,974
Income tax expense (benefit)	1,695	(9,909)	(9,295)	(11,094)

Net income	$23,485	$31,929	7,271	19,068

Net income per share	$0.13	$0.17	0.04	0.10

Weighted average shares outstanding	182,198	182,461	182,263	182,944

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

	Common Stock	Retained earnings	Accumulated Other comprehensive Income	Total shareholders’ equity
Balance at December 31, 2001	$182,327	1,771,747	6,373,512	8,327,586
Comprehensive income:
Net loss	—	7,271	—	7,271
Net unrealized gains on securities available for sale, net of income taxes of $1,431,273	—	—	2,130,889	2,130,889

Comprehensive income				2,138,160
Redemption of 129 shares of common stock	(129)	(2,563)	—	(2,692)

Balance at September 30, 2002	$182,198	1,776,455	8,504,401	10,463,054

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001
	UNAUDITED	UNAUDITED
Operating activities :
Net income	$7,271	19,068
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in reserve for life policy claims	(120)	(296)
Deferred taxes	763	(14,689)
Decrease in federal and state income taxes recoverable	—	3,590
Increase in accrued investment income	(328)	(1,727)
Decrease in other assets	—	17,811
Decrease in accrued interest payable	(565)	(2,372)

Net cash provided by operating activities	7,021	21,385

Investing activities :
Purchases of certificates of deposit	(1,197,970)	(1,129,672)
Maturities of certificates of deposit	1,225,537	1,124,074

Net cash provided (used) by investing activities	27,567	(5,598)

Financing activities :
Proceeds from issuance of notes payable	—	30,000
Purchases and retirement of common stock	(2,692)	(20,840)

Net cash provided (used) by financing activities	(2,692)	9,160

Net increase in cash	31,896	24,947
Cash at beginning of reporting period	83,442	57,611

Cash at end of reporting period	$115,338	82,558

Cash payments for :
Interest	$21,220	39,800

Income taxes	—	—

Non-cash investing and financing activities :
Increase in unrealized gain on marketable equity securities, net of applicable income taxes of $1,431,273 and $573,508	$2,130,889	892,785

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of Yadkin Valley Company (the “Parent”) and its wholly owned subsidiary Yadkin Valley Life Insurance Company, hereinafter collectively referred to as the Company. Inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which, as to the insurance subsidiary, may vary in some respects from statutory accounting practices, which are prescribed or permitted by the Insurance Department of the State of Arizona. All adjustments considered necessary for a fair presentation of the results for the interim periods have been included (such adjustments are normal and recurring in nature).

The information contained in the footnotes to the Company’s consolidated financial statements, included in the Company’s Form 10-KSB, should be referenced when reading these unaudited interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For the nine months ended September 30, 2002 and 2001, total comprehensive income consisting of net income and unrealized gains on securities available for sale, net of taxes, was $2,138,160 and $911,853 respectively.

Note 2:    Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc. (“FCB”), First Citizens Bancorporation of South Carolina, Inc. (“FCB-SC”), The Heritage Bank (“Heritage”), Southern Bank & Trust Company, Mount Olive, North Carolina (“Southern”), and The Fidelity Bank, Fuquay-Varina, North Carolina (“Fidelity”). All of these entities are related through common ownership. American Guaranty Insurance Company (“AGI”) and First-Citizens Bank & Trust Company (“FCB&T”) are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company (“TLIC”) is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and Heritage. At September 30, 2002 and December 31, 2001, the Company had $346,483 and $374,050, respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company’s business. Management fees were $15,009 for the nine months ending September 30, 2002 and $14,860 for the corresponding period in 2001.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the nine months ended September 30, 2002 and the corresponding period in 2001 are as follows:

	2002	2001
Premiums assumed	$144,432	161,225
Death benefits assumed	40,287	38,075
Life policy claim reserves assumed	8,108	8,416
Commissions assumed	65,015	73,604

YADKIN VALLEY COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $8,930 in commissions to Heritage for the nine months ended September 30, 2002 and $10,558 for the corresponding period in 2001.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.    The Company realized an increase in consolidated income before income taxes of $3,160 during the three months ended September 30, 2002 compared to the corresponding period in 2001. The increase was primarily due to decreases of $3,797 in net premium (premium written less commission), a decrease of $10,661 in death benefits paid, a decrease of $1,411 in interest expense and an increase of $2,231 in professional fees. Consolidated net income before income taxes during the three-month period was $25,180 compared to a consolidated net income before income taxes of $22,020 during the corresponding period of 2001.

Despite the significant improvement during the three months ended September 30, 2002, the Company realized a consolidated loss before income taxes of $2,024 during the nine months ended September 30, 2002 compared to a consolidated income before income taxes of $7,974 during the corresponding period in 2001. The decrease was primarily due to a $11,182 decrease in interest income, a $8,204 decrease in net premium earned (premium written less commission), a $2,212 increase in death benefits paid, a $3,839 increase in professional fees and a $1,009 increase in other general expenses. The aforementioned items were partially offset by a $16,773 decrease in interest expense.

The main sources of operating funds for the period reported was from Yadkin Valley Life Insurance Company’s (“Yadkin Valley Life”) operation and dividend income. Revenue from Yadkin Valley Life’s operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $16,793 (10.0%) for the reporting period from the corresponding period in 20001. Management expects the decline to continue for the remainder of the year. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

The primary outflows of the Company’s funds are for claim payments, commission payments and general expenses. Incurred claims increased $2,388 (6.3%) from the corresponding period in 2001. The increase is not specifically attributable to any known events as there have been no changes in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the increase is not necessarily indicative of a trend. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life’s operations, claim reserves have proven to be adequate. The decline in commission payments in 2002 versus 2001 is directly correlated to the decline in assumed premiums written. Operating expenses, excluding commissions, decreased by $11,776 (11.6%) for the period reported from the corresponding period of 2001, primarily due to a decrease in loan interest expense of $16,773 (44.8%) which was offset by an increase in professional fees, management fees and general, administrative and other expenses.

During 2002, the Company’s investment in marketable equity securities accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $3,562,162 from December 31, 2001. The increase in fair values of the Company’s investments as of September 30, 2002 is driven by the fact that the Company’s largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders’ equity.

LIQUIDITY.    Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life and dividend income as primary sources of liquidity. Further, limited borrowings have allowed the

YADKIN VALLEY COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to fund asset growth and maintain liquidity. A factor, which could impact the Company’s financial position and liquidity, is a significant increase or decrease in the market values of the securities held in the investment portfolio.

Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.64 at September 30, 2002 and 2.68 at December 31, 2001, which ratio continues to remain constant. Investments in equity securities had a carrying value at September 30, 2002 and December 31, 2001 of $16,282,216 and $12,720,054 respectively. While management considers these securities to be readily marketable, the Company’s ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in the Company realizing substantial losses or diminished gains on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such that sales of these investments would not appear necessary for the foreseeable future.

FINANCIAL CONDITION.    The increase in total assets from December 31, 2001 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during 2002.

During 2002, total liabilities increased from $4,951,087 at December 31, 2001 to $6,382,438 at September 30, 2002. The increase in deferred federal income taxes on the unrealized gains on investments was $1,431,273 while total liabilities increased $1,431,351.

CAPITAL RESOURCES.    There are no material commitments for capital expenditures and none are anticipated. At September 30, 2002, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Stock, which have a carrying value of $1,869,768; and 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Stock, which have a carrying value of $160,032; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a carrying value of $3,840,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

FORWARD-LOOKING STATEMENTS:    The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers, actions of government regulators, the level of market interest rates, and general economic conditions.

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures

Yadkin Valley Company’s Chief Executive Officer and Chief Financial Officer has evaluated the company’s disclosure controls and procedures as November 8, 2002, and concluded that these controls and procedures are effective.

Changes in internal control

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 8, 2002.

PART II—OTHER INFORMATION

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

Date:    November 11, 2002
YADKIN VALLEY COMPANY

By:	/s/ DAVID S. PERRY
David S. Perry President and Principal Financial Officer

CERTIFICATION

(Pursuant to 18 U.S.C. Section 1350)

The undersigned hereby certifies that, to the best of his knowledge, (i) the foregoing Quarterly Report on Form 10-Q SB filed by Yadkin Valley Company (the “Company”) for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    November 11, 2002

By:	/s/ DAVID S. PERRY
David S. Perry President and Principal Financial Officer