Form 10KSB
period 2002-12-31
YADKIN VALLEY CO
filed 2003-03-31
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002.

Commission File No. 1-14081

YADKIN VALLEY COMPANY

(Name of small business issurer in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1249566 (IRS Employer Identification No.)

Post Office Box 18747 Raleigh, North Carolina 27619 (Address of Principal Executive Offices)	27602 (Zip Code)

(919) 716-2266
(Registrant’s Telephone Number including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(b) of the Act:
Common stock, $1.00 par value per share
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No ☐

Registrant’s revenue for its most recent fiscal year was: $ 257,623.

On March 8, 2002, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $ 2,671,308.

On March 5, 2003, the number of outstanding shares of Registrant’s common stock was 181,295.

Documents Incorporated by Reference

Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated herein in Part II.

Portions of Registrant’s definitive Proxy Statement dated March 28, 2003, are incorporated herein in Part III.

PART I

Item 1.            Description of Business.

Yadkin Valley Company (the “Registrant”) was incorporated under the laws of North Carolina during 1979. Its primary activity is the ownership of all the outstanding capital stock, and serving as the parent holding company, of Yadkin Valley Life Insurance Company (“Yadkin Valley Life”) which is incorporated under the laws of Arizona and is engaged in the business of reinsuring credit life insurance policies.

Yadkin Valley Life’s reinsurance activities currently are limited to assuming risks associated with credit life insurance policies (“credit life policies”), up to a maximum risk of $25,000 on any one insured, issued only by Triangle Life Insurance Company, Raleigh, North Carolina (“Triangle Life”), and sold only in North Carolina by Southern Bank and Trust Company, Mount Olive, North Carolina (“Southern”), The Fidelity Bank, Fuquay-Varina, North Carolina (“Fidelity”) and The Heritage Bank, Lucama, North Carolina (“Heritage”). Triangle Life is a wholly owned subsidiary of First-Citizens Bank & Trust Company, Raleigh, North Carolina (“FCB”). Registrant is affiliated with Southern, Fidelity, Heritage and FCB through certain common control relationships. See “Item 12. Certain Relationships and Related Transactions.” In consideration of its assumption of risk, Yadkin Valley Life receives a portion of the premium income on policies it reinsures, less the amount of claims paid.

Southern, Fidelity and Heritage sell credit life policies pursuant to insurance contracts between them and Triangle Life and pursuant to which they each receive commissions from Triangle Life on policies sold. These policies provide life insurance coverage, subject to the amount, age and other limitations specified in the insurance contracts. The policies are written on the lives of customers of Southern, Fidelity and Heritage in connection with various extensions of credit to those customers, including consumer and commercial loans (installment and term), overdraft and equity lines of credit, and credit card accounts. Yadkin Valley Life, pursuant to a Reinsurance Agreement between it and Triangle Life, reinsures certain of these policies. The Reinsurance Agreement provides that Triangle Life will automatically cede to Yadkin Valley Life, and Yadkin Valley Life will accept from Triangle Life, 100% of the rights, obligations, liabilities and risks on credit life policies up to a maximum of $25,000 of insurance in force on any one life. At December 31, 2002 and December 31, 2001, respectively, there were 2,819 and 3,262 policies in force which were reinsured by Yadkin Valley Life.

Yadkin Valley Life’s revenues are derived primarily from premium income received in connection with the reinsurance of credit life insurance and income on its investments. On a monthly basis, Triangle Life pays to Yadkin Valley Life, on a net basis, 100% of the amount of premiums on reinsured credit life policies written, less the amount of “reinsurance commissions” owed by Yadkin Valley Life pursuant to the Reinsurance Agreement. Reinsurance commissions are equal to 5% of the gross premiums received on the reinsured policies, plus the amount of all (i) premium taxes and regulatory charges which Triangle Life is required to pay on such policies, (ii) all commissions or service fees, including any contingent compensation or other compensation, paid to creditors or agents with respect to such policies, and (iii) all guaranty association assessments or payments attributable to such policies.

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

Neither Registrant nor Yadkin Valley Life employs any personnel. Subject to the supervision and control of Registrant’s Board of Directors, all managerial, administrative and operational services necessary in carrying on Registrant’s insurance holding company business and Yadkin Valley Life’s reinsurance business are provided to Registrant and Yadkin Valley Life by American Guaranty Insurance Company, Raleigh, North Carolina (“American Guaranty”), pursuant to Administration Agreements (the “Agreements”). American Guaranty is a wholly owned subsidiary of First Citizens BancShares Inc. (“BancShares”), Raleigh, North Carolina. (See “Item 12. Certain Relationships and Related Transactions.”).

Registrant is not significantly affected by competition in that Yadkin Valley Life does not seek to reinsure policies issued by any insurer other than Triangle Life or sold by any other creditors. Also, premium rates for credit life insurance sold in North Carolina are the prima facie rates promulgated by the North Carolina Department of Insurance, and regulation of the terms of credit life insurance policies results in the policies offered by various issuers being substantially the same. The volume of Yadkin Valley Life’s business does vary from year to year based on the volume of loans originated by the banks that are eligible for credit life insurance and the amount of those loans on which the banks are able to write insurance. However, historically, Yadkin Valley Life’s reinsurance business has not demonstrated any seasonality nor dependency on a few purchasers of policies. Yadkin Valley Life does depend on sales of credit life policies by Fidelity, Heritage and Southern for all of its business.

In addition to its investment in its subsidiary, Yadkin Valley Life, a substantial amount of Registrant’s assets are represented by investments it holds in equity securities of (i) BancShares; (ii) First Citizens Bancorporation of South Carolina, Inc. (“Bancorporation,” a bank holding company headquartered in Columbia, South Carolina); and (iii) Heritage BancShares, Inc. See “Item 12. Certain Relationships and Related Transactions.” These investments were made by Registrant beginning in 1986 and are deemed by Registrant’s management and directors to be prudent and sound investments for Registrant. The following table lists the aggregate amounts of each of these investments, and the percentages of Registrant’s total consolidated assets represented by each such amount, at the dates indicated.

	At 12/31/ 02		At 12/31/01

	Amount	%	Amount	%

BancShares	$1,998,078	12.3%	$2,021,649	15.8%
Bancorporation	13,777,473	84.9	10,242,473	80.6
Heritage BancShares, Inc	455,932	2.8	455,932	3.6

Registrant and Yadkin Valley Life have three officers, none of whom are compensated for their services as such. See Item 9. Directors, Executive Officers, Promoters and Control Persons.”

Item 2.            Description of Property.

Registrant and Yadkin Valley Life own no properties. Their offices are located at the offices of American Guaranty Insurance Company, Raleigh, North Carolina, which is a wholly owned subsidiary of BancShares and which provides Registrant with certain managerial, administrative and operational services. See “Item 12. Certain Relationships and Related Transactions” below.

Item 3.            Legal Proceedings

At December 31, 2002, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 4.            Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.            Market for Common Equity and Related Shareholder Matters

Incorporated herein by reference to page 4 of Registrant’s 2002 Annual Report to Shareholders.

Item 6.            Management’s Discussion and Analysis or Plan of Operation.

Incorporated herein by reference to pages 2 through 5 of Registrant’s 2002 Annual Report to Shareholders.

Item 7.            Financial Statements.

Incorporated herein by reference to pages 6 through 17 of Registrant’s 2002 Annual Report to Shareholders.

Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Incorporated herein by reference from pages 3, 4 and 5 (under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal 1: Election of Directors” and “Executive Officers”) of Registrant’s definitive Proxy Statement dated March 28, 2003.

Item 10.          Executive Compensation

Incorporated herein by reference from page 4 and 5 (under the captions “Director Compensation” and “Executive Compensation”) of Registrant’s definitive Proxy Statement dated March 28, 2003.

Item 11.          Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference to pages 2 and 3 (under the caption “Beneficial Ownership of Securities”) of Registrant’s definitive Proxy Statement dated March 28, 2003.

Item 12.          Certain Relationships and Related Transactions.

Incorporated herein by reference to page 5 and 6 (under the caption “Certain Relationships and Transactions”) of Registrant’s definitive Proxy Statement dated March 28, 2003.

Item 13.          Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit Number	Description

3.1	Registrant’s Restated Articles of Incorporation (incorporated herein by reference to Registrant’s Registration Statement on Form 10-SB)

3.2	Registrant’s Bylaws (incorporated herein by reference to Registrant’s Registration Statement on Form 10-SB)

10.1	Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference to Registrant’s Registration Statement on Form 10-SB)

10.2	Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-SB)

10.3	Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-SB)

13	Registrant’s 2002 Annual Report to Shareholders (filed herewith)

22	Subsidiaries of Registrant (incorporated herein by reference to Registrant’s Registration Statement on Form 10-SB)

99	Registrant’s definitive Proxy Statement dated March 28, 2003 as filed with the Securities and Exchange Commission (being filed separately)

(b) Reports on Form 8-K. No Reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this Report on Form 10-KSB.

Item 14.          Controls and Procedures.

Evaluation of disclosure controls and procedures

Yadkin Valley Company’s Chief Executive Officer who is also the Chief Financial Officer has evaluated the company’s disclosure controls and procedures as of February 28, 2003, and concluded that these controls and procedures are effective.

Changes in internal control

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY COMPANY
Date: March 28, 2003	By:	/s/ DAVID S. PERRY

David S. Perry, President

In accordance with Section13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID S. PERRY	President, Treasurer and Director (chief executive and chief financial officer)	March 28, 2003

David S. Perry

/s/ E. THOMAS LUCAS	Vice President, Secretary and Director	March 28, 2003

E. Thomas Lucas

/s/ HOPE HOLDING CONNELL	Director	March 28, 2003

Hope Holding Connell

CERTIFICATION

I, David S. Perry, certify that:

1.        I have reviewed the annual report on Form 10-KSB of Yadkin Valley Company;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ DAVID S. PERRY

David S. Perry President (principal executive officer and principal financial officer)

CERTIFICATION
(Pursuant to 18 U.S.C. Section 1350)

The undersigned hereby certifies that, to the best of his knowledge, (i) the foregoing Annual Report on Form 10-K SB filed by Yadkin Valley Company (the “Company”) for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2003	/s/ DAVID S. PERRY

David S. Perry, President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Registrant’s Restated Articles of Incorporation (incorporated herein by reference to Registrant’s Registration Statement on Form 10-SB)

3.2	Registrant’s Bylaws (incorporated herein by reference to Registrant’s Registration Statement on Form 10-SB)

10.1	Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference Registrant’s Registration Statement on Form 10-SB)

10.2	Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-SB)

10.3	Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-SB)

13	Registrant’s 2002 Annual Report to Shareholders (filed herewith)

22	Subsidiaries of Registrant (incorporated herein by reference to Registrant’s Registration Statement on Form 10-SB)

99	Registrant’s definitive Proxy Statement dated March 28, 2003, as filed with the Securities and Exchange Commission (being filed separately)