Form 10QSB
period 2003-03-31
YADKIN VALLEY CO
filed 2003-05-15
CIK 1013266

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 12 (g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Yes  x    No
    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                                        181,295
        ------------                              -----------------------------
           Class                                  Outstanding at March 31, 2003

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 2003                 December 31, 2002
                                                                         ----------------               -------------------
                                                                            (UNAUDITED)
                     ASSETS
                     ------
Cash                                                                         $     81,872                           107,252

Investments in equity securities (cost of $2,276,744
  at March 31, 2003 and December 31, 2002)                                     16,272,426                        16,231,483
Certificates of deposit                                                           451,605                           450,608
Accrued investment income                                                             764                               596
Other assets                                                                          100                               100
                                                                             ------------               -------------------
         Total assets                                                        $ 16,806,767                        16,790,039
                                                                             ============               ===================

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Liabilities :
  Life policy claims reserves                                                       7,842                             7,842
  Deferred income taxes                                                         5,413,561                         5,412,965
  Notes payable                                                                   899,205                           899,205
  Accrued interest payable                                                          1,648                             2,073
  Other liabilities                                                                 8,457                             1,028
                                                                             ------------               -------------------
         Total liabilities                                                      6,330,713                         6,323,113
                                                                             ------------               -------------------

Shareholders' equity :
  Common stock, par value $1 per share; authorized 500,000
   shares, issued and outstanding 181,295 shares in 2003 and
   181,295 in 2002                                                                181,295                           181,295
  Retained earnings                                                             1,754,349                         1,770,197
  Accumulated other comprehensive income                                        8,540,410                         8,515,434
                                                                             ------------               -------------------
         Total shareholders' equity                                            10,476,054                        10,466,926
                                                                             ------------               -------------------

         Total liabilities and shareholders' equity                          $ 16,806,767                        16,790,039
                                                                             ============               ===================

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       For the three                For the three
                                                        months ended                 months ended
                                                       March 31, 2003               March 31, 2002
                                                      ----------------            ----------------
                                                         UNAUDITED                    UNAUDITED
Premiums and other revenue:
  Life premium                                           $      43,116              $      48,168
  Dividend income                                               13,936                     13,936
  Interest income                                                1,237                      2,192
                                                         -------------              -------------
                                                                58,289                     64,296
                                                         -------------              -------------

Benefits and expenses:
  Death benefits                                                 5,890                     29,653
  Decrease in life policy claims reserve                             -                       (120)

Operating expenses:
  Commissions                                                   19,412                     21,682
  Interest                                                       5,478                      6,556
  Professional fees                                             18,406                     16,188
  Management fees                                                8,458                      8,252
  General, administrative and other                             31,865                     25,747
                                                         -------------              -------------
                                                                89,509                    107,958
                                                         -------------              -------------

        Loss before income taxes                               (31,220)                   (43,662)

Income tax benefit                                             (15,372)                   (16,479)
                                                         -------------              -------------

        Net loss                                         $     (15,848)                   (27,183)
                                                         =============              =============
Net loss per share                                       $       (0.09)                     (0.15)
                                                         =============              =============
Weighted average shares outstanding                            181,295                    182,270
                                                         =============              =============

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003
                                   UNAUDITED

                                                                                            Accumulated
                                                                                               other               Total
                                                       Common             Retained         comprehensive       shareholders'
                                                        stock             earnings            income               equity
                                                    -------------       ------------      ----------------     -------------
Balance at December 31, 2002                        $     181,295          1,770,197           8,515,434          10,466,926

Comprehensive income:
    Net loss                                                   -             (15,848)                  -             (15,848)
    Net unrealized gains on securities available
      for sale, net of income taxes of $15,968                 -                   -              24,976              24,976
                                                                                                               -------------
           Comprehensive income                                                                                        9,128

Balance at March 31, 2003                           $     181,295          1,754,349           8,540,410          10,476,054
                                                    =============       ============      ==============       =============

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   UNAUDITED

                                                                                           2003                  2002
                                                                                    -----------            ----------
                                                                                    UNAUDITED              UNAUDITED
Operating activities:
  Net loss                                                                           $  (15,848)              (27,183)
   Adjustments to reconcile net loss to net
     Cash used by operating activities:
          Deferred tax benefit                                                          (15,372)              (16,479)
          Decrease in reserve  for life policy claims                                         -                  (120)
          Decrease in accrued investment income                                            (168)                 (137)
          Decrease in accrued interest payable                                             (425)                 (449)
                                                                                     ----------            ----------
                 Net cash used by operating activities                                  (24,383)              (44,369)
                                                                                     ----------            ----------

Investing activities:
   Purchases of certificates of deposit                                                (551,869)             (375,993)
   Maturities of certificates of deposit                                                550,873               374,050
                                                                                     ----------            ----------
                 Net cash used by investing activities                                     (996)               (1,943)
                                                                                     ----------            ----------

                 Net decrease in cash                                                   (25,280)              (48,612)
Cash at beginning of reporting period                                                   107,252                83,442
                                                                                     ----------            ----------
Cash at end of reporting period                                                      $   81,872                34,830
                                                                                     ==========            ==========

Cash payments for:
  Interest                                                                           $    5,903                 7,005
                                                                                     ==========            ==========
  Income taxes                                                                                -                     -
                                                                                     ==========            ==========

Non-cash investing and financing activities:
  Increase in unrealized gain on marketable equity
    Securities, net of applicable income taxes of $15,968 and
    $543,137                                                                         $   24,976               776,557
                                                                                     ==========            ==========

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

The information contained in the footnotes to the Company's consolidated financial statements, included in the Company's Form 10-KSB, should be referenced when reading these unaudited interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

For the three months ended March 31, 2003 and 2002, total comprehensive income
(loss) consisting of net income (loss) and unrealized gains (losses) on securities available for sale, net of taxes, was $9,128 and $749,374, respectively.

Note 2: Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc. ("FCB"), First Citizens Bancorporation of South Carolina, Inc. ("FCB-SC"), The Heritage Bank ("Heritage"), Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), and The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity"). All of these entities are related through common ownership. American Guaranty Insurance Company ("AGI") and First-Citizens Bank & Trust Company ("FCB&T") are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company ("TLIC") is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and Heritage. At March 31, 2003 and December 31, 2002, the Company had $351,605 and $350,608 respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company's business. AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $8,458 for the three months ending March 31, 2003 and $8,252 for the corresponding period in 2002.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the three months ended March 31, 2003 and the corresponding period in 2002 are as follows:

                                              2003             2002
                                            --------         --------

     Premiums assumed                      $  43,116           48,168
     Death benefits assumed                    5,890           29,533
     Commissions assumed                      19,412           21,682

At both March 31, 2003 and December 31 2002, the Company assumed life policy claim reserves of $7,842.

An executive officer and director of the Company is also a director of Heritage. As a part of reinsurance commissions assumed, the Company paid approximately $2,630 in commissions to Heritage for the three months ended March 31, 2003 and $3,151 for the corresponding period in 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     RESULTS OF OPERATIONS. The Company realized a decrease in consolidated loss before income taxes of $12,442 during the period reported compared to the corresponding period in 2002. The increase was primarily due to a $23,763 decrease in death claims paid. Consolidated net loss during the period was $15,848 compared to consolidated net loss of $27,183 during the corresponding period of 2002.

     The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $5,052 (10.4%) from the corresponding period in 2002 and management expects the decline may continue for the remainder of the year as the products being reinsured are not actively marketed. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

     The primary outflows of the Company's funds are for claim payments, commission payments and general expenses. Incurred claims decreased $23,643 (80.1%) from the corresponding period in 2002. The change is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the decrease is not indicative of a trend. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 2003 versus 2002 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $7,464 (13.2%) for the period reported from the corresponding period of 2002, primarily due to an increase in professional fees of $2,218 and an increase in general, administrative and other expenses of $6,118.

     During 2003, the Company's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $40,943 (.25%) from December 31, 2002. The increase in fair values of the Company's investments as of March 31, 2003 is driven by the fact that the Company's largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity.

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

     Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.65 at March 31, 2003 and 2.66 at December 31, 2002, which ratio continues to remain constant. Investments in equity securities had a carrying value at March 31, 2003 and December 31, 2002 of $16,272,426 and $16,231,483 respectively. While management considers these securities to be readily marketable, the Company's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these issuances, and may result in the Company realizing substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such as certificates of deposit and borrowings and that sales of these investments would not appear necessary for the foreseeable future.

     FINANCIAL CONDITION. The increase in total assets from December 31, 2002 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during 2003.

     During 2003, total liabilities increased from $6,323,113 at December 31, 2002 to $6,330,713 at March 31, 2003. The increase in deferred federal income taxes on the unrealized gains on investments was $15,968 while total liabilities increased $7,600.

     CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At March 31, 2003, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of First Citizens BancShares, Inc. of North Carolina Class A Common Stock, which have a carrying value of $1,707,263; and 1,725 shares of First Citizens BancShares, Inc. of North Carolina Class B Common Stock, which have a carrying value of $146,075; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a carrying value of $3,890,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

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

Item 3.  Controls and Procedures

  Evaluation of disclosure controls and procedures

     Yadkin Valley Company's Chief Executive Officer who is also the Chief Financial Officer has evaluated the company's disclosure controls and procedures as of May 9, 2003 and concluded that these controls and procedures are effective.

  Changes in internal control

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to May 9, 2003.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable

Item 3. Default Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)   The following exhibit is filed with this report:

        Exhibit Number                      Description
        --------------        ----------------------------------------

              99.1            Certification pursuant to 18 U. S. C. Section 1350

        (b) No reports on Form 8-K were filed by Registrant during the quarter covered by this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      YADKIN VALLEY COMPANY

Date: May 9, 2003                     By: /s/ David S. Perry
                                         ---------------------------------------
                                         David S. Perry, President and
                                         Principal Financial Officer

                                  CERTIFICATION

     I, David S. Perry, certify that:

  1.    I have reviewed the quarterly report on Form 10-QSB of Yadkin Valley
        Company;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003                       /s/ David S. Perry
                                    ------------------------------------------
                                        David S. Perry
                                    President (principal executive officer and
                                    principal financial officer)

                                  EXHIBIT INDEX

Exhibit Number                          Description
--------------    ----------------------------------------------------------

     99.1              Certification pursuant to 18 U.S.C. Section 1350