Form 10QSB
period 2003-06-30
YADKIN VALLEY CO
filed 2003-08-14
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 12 (g)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number- 1-14081

YADKIN VALLEY COMPANY

(Exact name of registrant as specified in its charter)

North Carolina	56-1249566
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes  ☒            No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	181,287
Class	Outstanding at June 30, 2003

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash	$82,391	107,252
Investments in equity securities (cost of $2,276,744 at June 30, 2003 and December 31, 2002)	16,795,966	16,231,483
Certificates of deposit	395,366	450,608
Accrued investment income	229	596
Other assets	100	100

Total assets	$17,274,052	16,790,039

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities :
Life policy claims reserves	7,903	7,842
Deferred income taxes	5,598,398	5,412,965
Notes payable	899,205	899,205
Accrued interest payable	3,540	2,073
Other liabilities	—	1,028

Total liabilities	6,509,046	6,323,113

Shareholders’ equity :
Common stock, par value $1 per share; authorized 500,000 shares, issued and outstanding 181,287 shares in 2003 and 181,295 in 2002	181,287	181,295
Retained earnings	1,723,950	1,770,197
Accumulated other comprehensive income	8,859,769	8,515,434

Total shareholders’ equity	10,765,006	10,466,926

Total liabilities and shareholders’ equity	$17,274,052	16,790,039

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	For the three months ended June 30, 2003	For the three months ended June 30, 2002	For the six months ended June 30, 2003	For the six months ended June 30, 2002
Premiums and other revenue:
Life premium	$41,863	$48,548	84,979	96,716
Dividend income	15,565	13,937	29,501	27,873
Interest income	1,066	1,749	2,304	3,941

	58,495	64,234	116,784	128,530

Benefits and expenses:
Death benefits	64,879	8,532	70,769	38,185
Increase in liability for life policy claims	61	—	61	(120)
Operating expenses:
Commissions	18,849	21,888	38,261	43,570
Interest	5,791	4,662	11,269	11,218
Professional fees	14,878	5,002	33,284	21,191
Management fees	4,458	4,327	12,916	12,579
General, administrative and other	4,736	3,364	36,601	29,111

	113,652	47,775	203,161	155,734

Income (loss) before income taxes	(55,157)	16,459	(86,377)	(27,204)
Income tax expense (benefit)	(24,974)	5,312	(40,346)	(10,990)

Net income (loss)	(30,183)	$11,147	(46,031)	(16,214)

Net income (loss) per share (basic and diluted)	$(0.17)	$0.06	(0.25)	(0.09)

Weighted average shares outstanding	181,293	182,205	181,291	182,263

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003

(Unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
Balance at December 31, 2002	$181,295	1,770,197	8,515,434	10,466,926

Comprehensive income:
Net loss	—	(46,031)	—	(46,031)
Net unrealized gains on securities available for sale, net of income taxes of $220,148	—	—	344,335	344,335

Comprehensive income				298,304
Redemption of 8 shares of common stock	(8)	(216)	—	(224)

Balance at June 30, 2003	$181,287	1,723,950	8,859,769	10,765,006

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
Operating activities :
Net loss	$(46,031)	(16,214)

Adjustments to reconcile net loss to net cash used by operating activities:
Net tax benefit	(34,713)	(10,990)
Increase (decrease) in reserve for life policy claims	61	(120)
Decrease in accrued investment income	367	538
Increase (decrease) in accrued interest payable	1,467	(550)
Increase in accounts receivable	—	(7,841)
Increase (decrease) in other liabilities	(1,028)	4,327

Net cash used by operating activities`	(79,879)	(30,850)

Investing activities :
Purchases of certificates of deposit	(1,223,382)	(700,993)
Maturities of certificates of deposit	1,278,624	750,043

Net cash provided by investing activities	55,242	49,050

Financing activities:
Purchases and retirement of common stock	(224)	(2,692)

Net cash used by financing activities	(224)	(2,692)

Net increase (decrease) in cash	(24,861)	15,508
Cash at beginning of reporting period	107,252	83,442

Cash at end of reporting period	$82,391	98,950

Cash payments for :
Interest	$9,802	11,768

Income taxes	—	—

Non-cash investing and financing activities :
Increase in unrealized gain on marketable equity securities, net of applicable income taxes of $220,148 and $543,137	$344,335	1,940,053

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

For the six months ended June 30, 2003 and 2002, total comprehensive income consisting of net income (loss) and unrealized gains on securities available for sale, net of taxes, was $298,304 and $1,923,839, respectively. For the three months ended June 30, 2003 and 2002, total comprehensive income consisting of net income (loss) and unrealized gains on securities available for sale, net of taxes, was $289,176 and $1,174465, respectively

Note 2:    Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc. (“FCB”), First Citizens Bancorporation of South Carolina, Inc. (“FCB-SC”), The Heritage Bank (“Heritage”), Southern Bank & Trust Company, Mount Olive, North Carolina (“Southern”), and The Fidelity Bank, Fuquay-Varina, North Carolina (“Fidelity”). All of these entities are related through common ownership. American Guaranty Insurance Company (“AGI”) and First-Citizens Bank & Trust Company (“FCB&T”) are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company (“TLIC”) is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and Heritage. At June 30, 2003 and December 31, 2002, the Company had $295,366 and $350,608 respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company’s business. AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $12,916 for the six months ending June 30, 2003 and $12,579 for the corresponding period in 2002.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the six months ended June 30, 2003 and the corresponding period in 2002 are as follows:

	2003	2002
Premiums assumed	$84,979	96,716
Death benefits assumed	70,830	38,065
Life policy claim reserves assumed	7,903	8,108
Ceding commissions	38,261	43,570

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS.    The Company realized an increase in consolidated loss before income taxes of $59,173 for the six months ended June 30, 2003 compared to the corresponding period in 2002. The increase in the loss was primarily due to a $32,584 increase in death claims paid, a $11,737 decrease in life premium income and a $12,093 increase in professional fees. Consolidated net loss during the period was $46,031 compared to a consolidated net loss of $16,214 during the corresponding period of 2002.

The main source of operating funds for the six months ended June 30, 2003 was from Yadkin Valley Life Insurance Company’s (“Yadkin Valley Life”) operation. Revenue from Yadkin Valley Life’s operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $11,737 (12.1%) from the corresponding period in 2002 and management expects the decline may continue for the remainder of the year, as the products being reinsured are not being actively marketed. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

The primary outflows of the Company’s funds are for claim payments, commission payments and general expenses. Incurred claims increased $ 32,765 (85.3%) from the corresponding period in 2002. The change is attributed to two claims processed in one quarter larger than historical amounts and, at this time, Management has no information that this is indicative of a trend. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life’s operations, claim reserves have proven to be adequate. The decline in commission payments in 2003 versus 2002 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $19,972 (27.0%) for the period reported from the corresponding period of 2002, primarily due to an increase in professional fees of $12,093 and an increase in general, administrative and other expenses of $7,490.

During 2003, the Company’s investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $564,483 (3.5%) from December 31, 2002. The increase in fair values of the Company’s investments as of June 30, 2003 is driven by the fact that the Company’s largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders’ equity.

LIQUIDITY.    Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life as the principal source of liquidity. Further, limited borrowings have allowed the Company to fund asset growth and maintain liquidity. A factor which could impact the Company’s financial position and liquidity is a significant increase or decrease in the market values of the securities held in the investment portfolio.

Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.65 at June 30, 2003 and 2.66 at December 31, 2002. This ratio continues to remain constant. Investments in equity securities had a carrying value at June 30, 2003 and December 31, 2002 of $16,795,966 and $16,231,483 respectively. While management considers these securities to be readily marketable, the Company’s ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these securities, and may result in the Company realizing substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such as certificates of deposit and borrowings and that sales of these investments would not appear necessary for the foreseeable future.

FINANCIAL CONDITION.    The increase in total assets from December 31, 2002 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during 2003.

CAPITAL RESOURCES.    There are no material commitments for capital expenditures and none are anticipated. At June 30, 2003, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of First Citizens BancShares, Inc. Class A Common Stock, which have a carrying value of $1,828,955; and 1,725 shares of First Citizens BancShares, Inc. Class B Common Stock, which have a carrying value of $156,539; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a carrying value of $4,000,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

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

Item 3.    Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report has been performed under the supervision and with the participation of the Company’s President, who serves as both principal executive officer and principal financial officer. Based on that evaluation, the President concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

  Not Applicable

Item 2.    Changes in Securities and Use of Proceeds

  Not Applicable

Item 3.    Default Upon Senior Securities

  Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on April 28, 2003.

(b)	At the Annual Meeting, the following Directors were elected to the Board of Directors for a term of one year or until a successor is duly elected and qualified.

David S. Perry

Hope H. Connell

E. Thomas. Lucas

(c)	Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

(1)	Election of three Directors for a term expiring in 2004

	FOR	AGAINST	WITHHELD

David S. Perry	143,370	0	6
Hope H. Connell	143,370	0	6
E. Thomas Lucas	143,370	0	6

(2)	Ratification of the appointment of KPMG LLP as independent public accountants for the Company for 2003:

FOR	143,130
AGAINST	0
ABSTAINING FROM VOTING	246

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this report:

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14(a)

32	Certification pursuant to 18 U. S. C. Section 1350

(b)	Registrant filed no reports on Form 8-K during the quarter covered by this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY COMPANY

Date: August 9, 2003	By:	/s/ David S. Perry
David S. Perry, President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31	Certification Pursuant to Rule 13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350