Form 10QSB
period 2003-09-30
YADKIN VALLEY CO
filed 2003-11-13
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 12 (g)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	181,130
Class	Outstanding at September 30, 2003

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	* December 31, 2002
	(Unaudited)
ASSETS

Cash	$95,058	107,252
Investments in equity securities (cost of $2,276,744 at September 30, 2003 and December 31, 2002)	18,051,069	16,231,483
Certificates of deposit	360,000	450,608
Accrued investment income	719	596
Other assets	100	100

Total assets	$18,506,946	16,790,039

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities :
Life policy claims reserves	7,903	7,842
Deferred income taxes	6,089,922	5,412,965
Notes payable	899,205	899,205
Accrued interest payable	1,480	2,073
Other liabilities	—	1,028

Total liabilities	6,998,510	6,323,113

Shareholders’ equity :
Common stock, par value $1 per share; authorized 500,000 shares, issued and outstanding 181,130 shares in 2003 and 181,295 in 2002	181,130	181,295
Retained earnings	1,701,925	1,770,197
Accumulated other comprehensive income	9,625,381	8,515,434

Total shareholders’ equity	11,508,436	10,466,926

Total liabilities and shareholders’ equity	$18,506,946	16,790,039

* Derived from 2002 Annual Report on Form 10KSB

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the three months ended Sept. 30, 2003	For the three months ended Sept. 30, 2002	For the nine months ended Sept. 30, 2003	For the nine months ended Sept. 30, 2002
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Premiums and other revenue:
Life premium	$39,550	$47,716	124,530	144,432
Dividend income	17,955	15,046	47,456	42,919
Interest income	929	1,980	3,232	5,920

	58,434	64,742	175,218	193,271

Benefits and expenses:
Death benefits	42,230	2,103	113,000	40,287
Increase in liability for life policy claims	—	—	61	(120)
Operating expenses:
Commissions	17,807	21,445	56,068	65,015
Interest	5,380	9,438	16,649	20,655
Professional fees	2,989	2,400	36,274	23,591
Management fees	2,503	2,430	15,419	15,009
General, administrative and other	2,027	1,746	38,627	30,858

	72,936	39,562	276,098	195,295

Income (loss) before income taxes	(14,502)	25,180	(100,880)	(2,024)

Income tax expense (benefit)	(5,656)	1,695	(39,343)	(9,295)

Net income (loss)	(8,846)	$23,485	(61,537)	7,271

Net income (loss) per share	$(0.05)	$0.13	(0.34)	0.04

Weighted average shares outstanding	181,209	182,198	181,213	182,263

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003

UNAUDITED

	Common stock	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
Balance at December 31, 2002	$181,295	1,770,197	8,515,434	10,466,926

Comprehensive income:
Net loss	—	(61,537)	—	(61,537)
Net unrealized gains on securities available
For sale, net of income taxes of $709,639	—	—	1,109,947	1 109,947

Comprehensive income				1,048,410
Redemption of 165 shares of common stock	(165)	(6,735)	—	(6,900)

Balance at September 30, 2003	$181,130	1,701,925	9,625,381	11,508,436

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

UNAUDITED

	2003	2002
	(Unaudited)	(Unaudited)
Operating activities :
Net income (loss)	$(61,537)	7,271
Adjustments to reconcile net income (loss) to net
Cash used by operating activities:
Net tax benefit	(32,683)	763
Increase (decrease) in reserve for life policy claims	61	(120)
Decrease in accrued investment income	(123)	(328)
Decrease in accrued interest payable	(592)	(565)
Increase (decrease) in other liabilities	(1,028)	—

Net cash provided (used) by operating activities	(95,902)	7,021

Investing activities :
Purchases of certificates of deposit	(1,524,192)	(1,197,970)
Maturities of certificates of deposit	1,614,800	1,225,537

Net cash used by investing activities	90,608	27,567

Financing activities:
Purchases and retirement of common stock	(6,900)	(2,692)

Net cash used by financing activities	(6,900)	(2,692)
Net decrease in cash	(12,194)	31,896
Cash at beginning of reporting period	107,252	83,442

Cash at end of reporting period	$95,058	115,338

Cash payments for :
Interest	$17,241	21,220

Income taxes	—	—

Non-cash investing and financing activities :
Increase in unrealized gain on marketable equity securities, net of applicable income taxes of $709,639 and $1,431,273	$1,109,947	2,130,889

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

For the nine months ended September 30, 2003 and 2002, total comprehensive income consisting of net income (loss) and unrealized gains on securities available for sale, net of taxes, was $1,109,947 and $2,138,160, respectively.

Note 2: Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc. (“FCB”), First Citizens Bancorporation of South Carolina, Inc. (“FCB-SC”), The Heritage Bank (“Heritage”), Southern Bank & Trust Company, Mount Olive, North Carolina (“Southern”), and The Fidelity Bank, Fuquay-Varina, North Carolina (“Fidelity”). All of these entities are related through common ownership. American Guaranty Insurance Company (“AGI”) and First-Citizens Bank & Trust Company (“FCB&T”) are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company (“TLIC”) is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and Heritage. At September 30, 2003 and December 31, 2002, the Company had $260,000 and $346,483 respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company’s business. AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $15,419 for the nine months ending September 30, 2003 and $15,009 for the corresponding period in 2002.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the nine months ended September 30, 2003 and the corresponding period in 2002 are as follows:

	2003	2002
Premiums assumed	$124,530	144,432
Death benefits assumed	113,061	40,167
Life policy claim reserves assumed	7,903	8,108
Ceding commissions	56,068	65,015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS. The Company realized a consolidated loss before federal income tax of $61,537 during the period reported versus consolidated net income before federal income tax of $7,271 during the corresponding period in 2002. The loss was primarily due to a $72,130 increase in death claims paid, a $12,683 increase in professional fees and a $19,902 decrease in life premium income.

The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company’s (“Yadkin Valley Life”) operation. Revenue from Yadkin Valley Life’s operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $19,902 (13.8%) from the corresponding period in 2002 and management expects the decline may continue for the remainder of the year, as the products being reinsured are not being actively marketed. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

The primary outflows of the Company’s funds are for claim payments, commission payments and general expenses. Incurred claims increased $ 72,894 (181.5%) from the corresponding period in 2002. This is the second consecutive quarter claims have been larger than historical amounts; however, management has reviewed each claim presented and paid and has no information that this is indicative of a trend. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life’s operations, claim reserves have proven to be adequate. The decline in commission payments in 2003 of $8,947 (13.8%) versus 2002 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $16,856 (18.7%) for the period reported from the corresponding period of 2002, primarily due to an increase in professional fees of $12,683 and an increase in general, administrative and other expenses of $7,769.

During 2003, the Company’s investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $1,819,586 (11.21%) from December 31, 2002. The increase in fair values of the Company’s investments as of September 30, 2003 is driven by the fact that the Company’s largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders’ equity.

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

Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.63 at September 30, 2003 and 2.66 at December 31, 2002. This ratio continues to remain constant. Investments in equity securities had a carrying value at September 30, 2003 and December 31, 2002 of $18,051,069 and $16,231,483 respectively. While management considers these securities to be readily marketable, the Company’s ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these securities, and may result in the Company realizing substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such as certificates of deposit and borrowings and that sales of these investments would not appear necessary for the foreseeable future.

FINANCIAL CONDITION. The increase in total assets from December 31, 2002 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during 2003.

CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At September 30, 2003, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of First Citizens BancShares, Inc. Class A Common Stock, which have a carrying value of $1,917,292; and 1,725 shares of First Citizens BancShares, Inc. Class B Common Stock, which have a carrying value of $164,099; and 10,000 voting common shares of First Citizens Bancorporation of South Carolina, Inc, which have a carrying value of $4,330,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

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

YADKIN VALLEY COMPANY

Date: November 10, 2003	By:	/s/ David S. Perry

David S. Perry, President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350