Form 10KSB
period 2003-12-31
YADKIN VALLEY CO
filed 2004-03-29
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003.	Commission File No. 1-14081

YADKIN VALLEY COMPANY

(Name of small business issuer in its charter)

North Carolina	56-1249566
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Post Office Box 18747 Raleigh, North Carolina 27619	27602
(Address of Principal Executive Offices)	(Zip Code)

(919) 716-2266

(Registrant’s Telephone Number including area code)

Securities registered under Section 12(b) of the Act : None

Securities registered under Section 12(b) of the Act :	Common stock, $1.00 par value per share
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Registrant’s revenue for its most recent fiscal year was: $ 232,000.

On March 8, 2004, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $ 3,771,362.

On March 5, 2004, the number of outstanding shares of Registrant’s common stock was 181,130.

Documents Incorporated by Reference

Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated herein in Part II.

Portions of Registrant’s definitive Proxy Statement dated March 29, 2004, are incorporated herein in Part III.

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

Southern, Fidelity and Heritage sell credit life policies pursuant to insurance contracts between them and Triangle Life and pursuant to which they each receive commissions from Triangle Life on policies sold. These policies provide life insurance coverage, subject to the amount, age and other limitations specified in the insurance contracts. The policies are written on the lives of customers of Southern, Fidelity and Heritage in connection with various extensions of credit to those customers, including consumer and commercial loans (installment and term), overdraft and equity lines of credit, and credit card accounts. Yadkin Valley Life, pursuant to a Reinsurance Agreement between it and Triangle Life, reinsures certain of these policies. The Reinsurance Agreement provides that Triangle Life will automatically cede to Yadkin Valley Life, and Yadkin Valley Life will accept from Triangle Life, 100% of the rights, obligations, liabilities and risks on credit life policies up to a maximum of $25,000 of insurance in force on any one life. At December 31, 2003 and December 31, 2002, respectively, there were 2,573 and 2,819 policies in force which were reinsured by Yadkin Valley Life.

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

Neither Registrant nor Yadkin Valley Life employs any personnel. Subject to the supervision and control of Registrant’s Board of Directors, all managerial, administrative and operational services necessary in carrying on Registrant’s insurance holding company business and Yadkin Valley Life’s reinsurance business are provided to Registrant and Yadkin Valley Life by American Guaranty Insurance Company, Raleigh, North Carolina (“American Guaranty”), pursuant to Administration Agreements (the “Agreements”). American Guaranty is a wholly owned subsidiary of First Citizens BancShares Inc. (“BancShares”), Raleigh, North Carolina. See “Item 12. Certain Relationships and Related Transactions.”

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

In addition to its investment in its subsidiary, Yadkin Valley Life, a substantial amount of Registrant’s assets are represented by investments it holds in equity securities of (i) BancShares; (ii) First Citizens Bancorporation, Inc. (“Bancorporation,” a bank holding company headquartered in Columbia, South Carolina); and (iii) Heritage BancShares, Inc. See “Item 12. Certain Relationships and Related Transactions.” These investments were made by Registrant beginning in 1986 and are deemed by Registrant’s management and directors to be prudent and sound investments for Registrant. The following table lists the aggregate amounts of each of these investments, and the percentages of Registrant’s total consolidated assets represented by each such amount, at the dates indicated.

	At 12/31/03		At 12/31/02
	Amount	%	Amount	%
BancShares	$2,502,623	11.7%	$1,998,078	12.3%
Bancorporation	18,467,473	86.2	13,777,473	84.9
Heritage BancShares, Inc	455,932	2.1	455,932	2.8

Registrant and Yadkin Valley Life have three officers, none of whom are compensated for their services as such. See “Item 9. Directors, Executive Officers, Promoters and Control Persons.”

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

Item 3. Legal Proceedings

At December 31, 2003, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

This information is incorporated herein by reference to page 6 (under the Caption “Market for Common Equity and Related Stockholder Matters) of Registrant’s 2003 Annual Report to Shareholders.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

This information is incorporated herein by reference to pages 4 through 6 of Registrant’s 2003 Annual Report to Shareholders.

Item 7. Financial Statements.

Registrant’s audited financial statements are incorporated herein by reference to pages 8 through 20 of Registrant’s 2003 Annual Report to Shareholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 8(A). Controls and Procedures

Registrant’s Chief Executive Officer, who also serves as Registrant’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of Registrant’s disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on his evaluation, he concluded that, as of the end of the period conferred by this report, Registrant’s disclosure, controls and procedures were effective in enabling Registrant to record, process, summarize and report in a timely manner the information required to be disclosed in reports Registrant files under the Exchange Act.

No changes in Registrant’s internal control over financial reporting occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers: Information regarding Registrant’s directors and executive officers is incorporated herein by reference from page 3 (under the caption, “Proposal 1: Election of Directors”) and page 5 (under the caption “Executive Officers”) of Registrant’s definitive Proxy Statement dated March 29, 2004.

Audit Committee Financial Expert: Rules recently adopted by the Securities and Exchange Commission (the “SEC”) require that Registrant disclose whether its Board of Directors has determined that its Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. Because

Registrant’s Board of Directors includes only three directors, the Board itself performs the functions that would be performed by an audit committee, and the Board has not appointed a separate audit committee. Registrant currently does not have a director who the Board believes could be considered an audit committee financial expert. The Board believes that a small companies such as Registrant will find it difficult to locate persons with the specialized knowledge and experience needed to qualify as an audit committee financial expert who are willing to serve as directors without being compensated at relatively high levels. Moreover, the Board believes that, because Registrant does not pay any compensation to its directors, it will be especially difficult for Registrant to have a director who qualifies as an audit committee financial expert. Registrant’s current directors have a level of financial knowledge and experience that the Board believes is sufficient for a company the size of Registrant that, like Registrant, does not engage in a wide variety of business activities and, for that reason, the ability to qualify as an audit committee financial will not be the primary criteria in the Board’s selection of candidates to become new directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Information regarding compliance by Registrant’s directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 3 (under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”) of Registrant’s definitive Proxy Statement dated March 29, 2004.

Code of Ethics: Registrant’s Board of Directors has adopted a Code of Ethics that applies to its directors and to all its officers, including without limitation its principal executive officer and principal financial officer. A copy of Registrant’s Code of Ethics will be provided without charge to any person upon request. Requests for copies should be directed by mail to Corporate Secretary, Yadkin Valley Company, Post Office 18747, Raleigh, North Carolina 27619.

Item 10. Executive Compensation

Director Compensation: Registrant’s directors receive no fees or other compensation for their services as directors.

Executive Compensation: Registrant has no employees, and its officers receive no salary or other compensation or benefits for their services as officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of Registrant’s common stock by its directors, executive officers and principal shareholders is incorporated herein by reference to pages 2 and 3 (under the caption “Beneficial Ownership of Securities”) of Registrant’s definitive Proxy Statement dated March 29, 2004.

Item 12. Certain Relationships and Related Transactions.

Information regarding transactions between Registrant and its directors, executive officers, principal shareholders and their related interest is incorporated herein by reference to page 5 and 6 (under the caption “Transactions with Related Parties”) of Registrant’s definitive Proxy Statement dated March 29, 2004.

Item 13.	Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit Number	Description
3.1	Registrant’s Restated Articles of Incorporation (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

3.2	Registrant’s Bylaws (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

10.1	Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

10.2	Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-KSB)

10.3	Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-KSB)

13	Registrant’s 2003 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of Registrant (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

31.1	Certification of Registrant’s Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification of Registrant’s Chief Financial Officer pursuant to 18 U. S. C. Section 1350 (filed herewith)

99	Registrant’s definitive Proxy Statement dated March 29, 2004 as filed with the Securities and Exchange Commission (being filed separately)

(b) Reports on Form 8-K. No Reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this Report on Form 10-KSB.

Item 14.	Principal Accountant Fees and Services

Information regarding services provided to Registrant by its independent accountants is incorporated by reference from pages 6 and 7 (under the caption “Services and fees During 2002 and 2003”) of Registrant’s definitive Proxy Statement dated March 29, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY COMPANY

Date: March 29, 2004	By:	/S/ David S. Perry
David S. Perry, President

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ David S. Perry David S. Perry	President, Treasurer and Director (chief executive and chief financial officer)	March 29, 2004

/S/ Denton F. Lee, Jr. Denton F. Lee, Jr.	Vice President, Secretary and Director	March 29, 2004

/S/ Hope Holding Connell Hope Holding Connell	Director	March 29, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1	Registrant’s Restated Articles of Incorporation (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

3.2	Registrant’s Bylaws (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

10.1	Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference Registrant’s Registration Statement on Form 10-KSB)

10.2	Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-KSB)

10.3	Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-KSB)

13	Registrant’s 2003 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of Registrant (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

31.1	Certification of Registrant’s Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification of Registrant’s Chief Financial Officer pursuant to 18 U. S. C. Section 1350 (filed herewith)

99	Registrant’s definitive Proxy Statement dated March 29, 2004 as filed with the Securities and Exchange Commission (being filed separately)