Form 10QSB
period 2004-03-31
YADKIN VALLEY CO
filed 2004-05-13
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 12 (g) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	181,130
Class	Outstanding at March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	*
ASSETS
Cash	$36,852	98,945

Investments in equity securities (cost of $2,276,744 at March 31, 2004 and December 31, 2003)	21,801,670	21,426,028
Certificates of deposit	390,000	370,000
Accrued investment income	696	236
Other assets	100	100

Total assets	$22,229,318	21,895,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities :
Life policy claims reserves	10,647	10,647
Deferred income taxes	7,529,316	7,397,596
Notes payable	899,205	899,205
Accrued interest payable	1,512	1,481

Total liabilities	8,440,680	8,308,929

Shareholders’ equity :
Common stock, par value $1 per share; authorized 500,000 shares, issued and outstanding 181,130 shares in 2004 and 2003	181,130	181,130
Retained earnings	1,697,301	1,720,057
Accumulated other comprehensive income	11,910,207	11,685,193

Total shareholders’ equity	13,788,638	13,586,380

Total liabilities and shareholders’ equity	$22,229,318	21,895,309

*	Derived from December 31, 2003 audited consolidated financial statements

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

UNAUDITED

	For the three months ended March 31, 2004	For the three months ended March 31, 2003
	(Unaudited)	(Unaudited)
Premiums and other revenue :
Life premiums	$35,935	$43,116
Dividend income	17,955	13,936
Interest income	788	1,237

	54,678	58,289

Benefits and expenses :
Death benefits	4,109	5,890

Operating expenses :
Commissions	16,054	19,412
Interest	5,415	5,478
Professional fees	23,155	18,406
Management fees	8,881	8,458
General, administrative and other	38,728	31,865

	96,342	89,509

Loss before income taxes	(41,664)	(31,220)

Income tax benefit	(18,908)	(15,372)

Net loss	$(22,756)	$(15,848)

Net loss per share	$(0.13)	$(0.09)

Weighted average shares outstanding	181,130	181,295

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004

UNAUDITED

	Common stock	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
Balance at December 31, 2003	$181,130	1,720,057	11,685,193	13,586,380

Comprehensive income:
Net loss	—	(22,756)	—	(22,756)
Net unrealized gains on securities available for sale, net of income taxes of $150,628	—	—	225,014	225,014

Comprehensive income				202,258

Balance at March 31, 2004	$181,130	1,697,301	11,910,207	13,788,638

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

UNAUDITED

	2004	2003
	(Unaudited)	(Unaudited)
Operating activities :
Net loss	$(22,756)	$(15,848)

Adjustments to reconcile net loss to net cash used by operating activities:
Deferred tax benefit	(18,908)	(15,372)
Decrease (increase) in accrued investment income	(460)	(168)
Increase (decrease) in accrued interest payable	31	(425)

Net cash used by operating activities	(42,093)	(24,383)

Investing activities :
Purchases of certificates of deposit	(140,000)	(551,869)
Maturities of certificates of deposit	120,000	550,873

Net cash used by investing activities	(20,000)	(996)

Net decrease in cash	(62,093)	(25,280)

Cash at beginning of reporting period	98,945	107,252

Cash at end of reporting period	$36,852	$81,872

Cash payments for :
Interest	$5,384	$5,903

Income taxes	—	—

Non-cash investing and financing activities :
Increase in unrealized gain on marketable equity securities, net of applicable income taxes of $150,628 and $15,968	$225,014	$24,976

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of Yadkin Valley Company (the “Parent”) and its wholly owned subsidiary Yadkin Valley Life Insurance Company, hereinafter collectively referred to as the Company. Inter-company accounts and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which, as to the insurance subsidiary, may vary in some respects from statutory accounting practices, which are prescribed or permitted by the Insurance Department of the State of Arizona. All adjustments considered necessary for a fair presentation of the results for the interim periods have been included (such adjustments are normal and recurring in nature).

The information contained in the footnotes to the Company’s condensed consolidated financial statements, included in the Company’s Form 10-KSB, should be referenced when reading these unaudited condensed interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

For the three months ended March 31, 2004 and 2003, total comprehensive income (loss) consisting of net income (loss) and unrealized gains (losses) on securities available for sale, net of taxes, was $202,258 and $9,128, respectively.

Note 2: Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc. (“FCB”), First Citizens Bancorporation, Inc. (“FCB-SC”), The Heritage Bank (“Heritage”), Southern Bank & Trust Company, Mount Olive, North Carolina (“Southern”), and The Fidelity Bank, Fuquay-Varina, North Carolina (“Fidelity”). All of these entities are related through common ownership. American Guaranty Insurance Company (“AGI”) and First-Citizens Bank & Trust Company (“FCB&T”) are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company (“TLIC”) is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and Heritage. At March 31, 2004 and December 31, 2003, the Company had $290,000 and $270,000 respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company’s business. AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $8,881 for the three months ending March 31, 2004 and $8,458 for the corresponding period in 2003.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the three months ended March 31, 2004 and the corresponding period in 2003 are as follows:

	2004	2003
Premiums assumed	$35,935	43,116
Death benefits assumed	4,109	5,890
Commissions assumed	16,054	19,412

At both March 31, 2004 and December 31, 2003, the Company assumed life policy claim reserves of $10,647.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS. The Company realized an increase in consolidated loss before income taxes of $10,444 during the period reported compared to the corresponding period in 2003. The increase in the loss was primarily due to a $4,749 increase in professional fees and an increase in N.C. franchise taxes of $7,801. Consolidated net loss during the period was $22,756 compared to a consolidated net loss of $15,848 during the corresponding period of 2003.

The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company’s (“Yadkin Valley Life”) operation. Revenue from Yadkin Valley Life’s operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $7,181 (16.7%) from the corresponding period in 2003 and management expects the decline may continue for the remainder of the year as the products being reinsured are not being actively marketed. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

The primary outflows of the Company’s funds are for claim payments, commission payments and general expenses. Incurred claims decreased $1,781 (30.2%) from the corresponding period in 2003. The change is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the decrease is not indicative of a trend. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life’s operations, claim reserves have proven to be adequate. The decline in commission payments in 2004 versus 2003 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $11,972 (18.6%) for the period reported from the corresponding period of 2003, primarily due to an increase in professional fees of $4,749 and an increase in general, administrative and other expenses of $6,863. The primary reason for the increase in general, administrative and other expenses was an increase in North Carolina corporation taxes of $7,801.

During 2004, the Company’s investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $375,642 (1.75%) from December 31, 2003. The increase in fair values of the Company’s investments as of March 31, 2004 is driven by the fact that the Company’s largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders’ equity.

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

Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.63 at March 31, 2004 and 2.64 at December 31, 2003, which ratio continues to remain constant. Investments in equity securities had a carrying value at March 31, 2004 and December 31, 2003 of $21,801,670 and $21,426,028 respectively. While management considers these securities to be readily marketable, the Company’s ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these securities, and may result in the Company realizing substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such as certificates of deposit and borrowings and that sales of these investments would not appear necessary for the foreseeable future.

FINANCIAL CONDITION. The increase in total assets from December 31, 2003 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during 2004.

CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At March 31, 2004, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of the Class A Common Stock, and 1,725 shares of the Class B Common Stock of First Citizens BancShares, Inc., Raleigh, North Carolina which have a carrying value of $2,231,835 and $190,958 respectively; and 10,000 voting common shares of First Citizens Bancorporation, Inc., Columbia, South Carolina which have a carrying value of $5,300,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

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

Item 3. Controls and Procedures

Registrant’s Chief Executive Officer, who also serves as Registrant’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of Registrant’s disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on his evaluation, he concluded that, as of the end of the period covered by this report, Registrant’s disclosure, controls and procedures were effective in enabling Registrant to record, process, summarize and report in a timely manner the information required to be disclosed in reports Registrant files under the Exchange Act.

No changes in Registrant’s internal control over financial reporting occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2004, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 2. Changes in Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit Number	Description

31.1	Certification of Registrant’s Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Registrant’s Chief Financial Officer pursuant to 18 U. S. C. Section 1350

(b) Reports on Form 8-K. No Reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this Report on Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY COMPANY

Date: May 10, 2004	By:	S/ David S. Perry
David S. Perry, President

In accordance with Section13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

S/ David S. Perry	President, Treasurer and Director (chief executive and chief financial officer)	May 10, 2004
David S.Perry

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Registrant’s Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)

31.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U. S. C. Section 1350