Form 10-Q
period 2004-06-30
YADKIN VALLEY CO
filed 2004-08-05
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number- 1-14081

YADKIN VALLEY COMPANY
 (Exact name of registrant as specified in its charter)

North Carolina	56-1249566
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Post Office Box 18747
Raleigh, North Carolina 27619
 (address of principal executive offices)

Telephone: (919) 716-2266
 (Registrant’s  telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]   No

On June 30, 2004, there were 181,104 outstanding shares of  Registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003

	(Unaudited)	*
ASSETS
Cash	$78,185	98,945
Investments in equity securities (cost of $2,276,744 at June 30, 2004 and December 31, 2003)	21,431,116	21,426,028
Certificates of deposit	390,477	370,000
Accrued investment income	226	236
Other assets	100	100

Total assets	$21,900,104	21,895,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities :
Life policy claims reserves	10,647	10,647
Deferred income taxes	7,384,202	7,397,596
Notes payable	899,205	899,205
Accrued interest payable	1,884	1,481

Total liabilities	8,295,938	8,308,929

Shareholders’ equity :
Common stock, par value $1 per share; authorized 500,000 shares, issued and outstanding 181,104 shares in 2004 and 181,130 in 2003	181,104	181,130
Retained earnings	1,734,511	1,720,057
Accumulated other comprehensive income	11,688,551	11,685,193

Total shareholders’ equity	13,604,166	13,586,380

Total liabilities and shareholders’ equity	$21,900,104	21,895,309

* Derived from December 31, 2003 audited consolidated financial statements

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
UNAUDITED

	For the three months ended June 30, 2004	For the three months ended June 30, 2003	For the six months ended June 30, 2004	For the six months ended June 30, 2003

	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Premiums and other revenue:
Life premium	$33,023	$41,863	68,958	84,979
Dividend income	46,525	15,565	64,480	29,501
Interest income	766	1,066	1,554	2,304

	80,314	58,495	134,992	116,784

Benefits and expenses:
Death benefits	—	64,879	4,109	70,769
Increase in liability for life policy claims	—	61	—	61
Operating expenses:
Commissions	14,758	18,849	30,812	38,261
Interest	5,766	5,791	11,181	11,269
Professional fees	6,640	14,878	29,795	33,284
Management fees	5,441	4,458	14,322	12,916
General, administrative and other	5,440	4,736	44,169	36,601

	38,045	113,652	134,388	203,161

Income (loss) before income taxes	42,269	(55,157)	604	(86,377)
Income tax expense (benefit)	3,784	(24,974)	(15,124)	(40,346)

Net income (loss)	$38,485	$(30,183)	15,728	(46,031)

Net income (loss) per share	$0.21	$(0.17)	0.09	(0.25)

Weighted average shares outstanding	181,109	181,293	181,117	181,291

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004
UNAUDITED

	Common Stock	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity

Balance at December 31, 2003	$181,130	1,720,057	11,685,193	13,586,380
Comprehensive income:
Net income	—	15,728	—	15,728
Net unrealized gains on securities available for sale, net of income taxes of $1,730	—	—	3,358	3,358

Comprehensive income				19,086
Redemption of 26 shares of common stock	(26)	(1,274)	—	(1,300)

Balance at June 30, 2004	$181,104	1,734,511	11,688,551	13,604,166

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
UNAUDITED

	2004	2003

	(Unaudited)	(Unaudited)
Operating activities :
Net income (loss)	$15,728	(46,031)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Net tax benefit	(15,124)	(34,713)
Increase in reserve for life policy claims	—	61
Decrease in accrued investment income	10	367
Increase in accrued interest payable	403	1,467
Decrease in other liabilities	—	(1,028)

Net cash provided (used) by operating activities	1,017	(79,879)

Investing activities :
Purchases of certificates of deposit	(530,477)	(1,223,382)
Maturities of certificates of deposit	510,000	1,278,624

Net cash provided (used) by investing activities	(20,477)	55,242

Financing activities:
Purchases and retirement of common stock	(1,300)	(224)

Net cash used by financing activities	(1,300)	(224)
Net decrease in cash	(20,760)	(24,861)
Cash at beginning of reporting period	98,945	107,252

Cash at end of reporting period	$78,185	82,391

Cash payments for :
Interest	$10,778	9,802

Income taxes	—	—

Non-cash investing and financing activities :
Increase in unrealized gain on marketable equity securities, net of applicable income taxes of $1,730 and $220,148	$3,358	344,335

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

For the six months ended June 30, 2004 and 2003, total comprehensive income (loss) consisting of net income (loss) and unrealized gains (losses) on securities available for sale, net of taxes, was $19,086 and $298,304, respectively.

Note 2:  Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc. (“FCB”), First Citizens Bancorporation, Inc. (“FCB-SC”), The Heritage Bank (“Heritage”), Southern Bank & Trust Company, Mount Olive, North Carolina (“Southern”), and The Fidelity Bank, Fuquay-Varina, North Carolina (“Fidelity”). All of these entities are related through common ownership. American Guaranty Insurance Company (“AGI”) and First-Citizens Bank & Trust Company (“FCB&T”) are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company (“TLIC”) is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and Heritage. At June 30, 2004 and December 31, 2003, the Company had $290,477 and $270,000 respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company’s business. AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $14,322 for the six months ending June 30, 2004 and $12,916 for the corresponding period in 2003.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the six months ended June 30, 2004 and the corresponding period in 2003 are as follows:

	2004	2003

Premiums assumed	$68,958	84,979
Death benefits assumed	4,109	70,830
Commissions assumed	30,812	38,261

At both June 30, 2004 and December 31, 2003, the Company assumed life policy claim reserves of $10,647.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          RESULTS OF OPERATIONS.  The Company realized an increase in consolidated income before income taxes of $86,981 during the period reported compared to the corresponding period in 2003. The increase in the income was primarily due to a $34,979 increase in dividend income and a $66,660 decrease in death claims paid. Consolidated net income during the period was $15,728 compared to a consolidated net loss of $46,031 during the corresponding period of 2003.

          The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company’s  (“Yadkin Valley Life”) operation. Revenue from Yadkin Valley Life’s operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $16,021 (18.9%) from the corresponding period in 2003 and management expects the decline may continue for the remainder of the year as the products being reinsured are not being actively marketed. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

          The primary outflows of the Company’s funds are for claim payments, commission payments and general expenses. Incurred claims decreased $66,721 (94.2%) from the corresponding period in 2003. The change is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the decrease is not indicative of a trend.  While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life’s operations, claim reserves have proven to be adequate. The decline in commission payments in 2004 versus 2003 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $5,397 (5.7%) for the period reported from the corresponding period of 2003, primarily due to an increase in North Carolina corporation taxes of $7,801.

          During 2004, the Company’s investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $5,088 (0.02%) from December 31, 2003. The increase in fair values of the Company’s investments as of June 30, 2004 is driven by the fact that the Company’s largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders’ equity.

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

          Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.63 at June 30, 2004 and 2.64 at December 31, 2003, which ratio continues to remain constant. Investments in equity securities had a carrying value at June 30, 2004 and December 31, 2003 of $21,431,116 and $21,426,028 respectively. While management considers these securities to be readily marketable, the Company’s ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these securities, and may result in the Company realizing  substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such as certificates of deposit and borrowings and that sales of these investments would not appear necessary for the foreseeable future.

          FINANCIAL CONDITION.  The increase in total assets from December 31, 2003 was primarily due to an increase in unrealized gains on marketable equity securities and cash provide by improved earnings. There were no other material changes in assets during 2004.

          CAPITAL RESOURCES.  There are no material commitments for capital expenditures and none are anticipated. At June 30, 2004, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of the Class A Common Stock of First Citizens BancShares, Inc., Raleigh, North Carolina which have a carrying value of $2,212,958 and 10,000 voting common shares of First Citizens Bancorporation, Inc., Columbia, South Carolina which have a carrying value of $5,200,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

          FORWARD-LOOKING STATEMENTS.  The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events.  Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers, actions of government regulators, the level of market interest rates, and general economic conditions.

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

          No changes in Registrant’s internal control over financial reporting occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          At June 30, 2004, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs

Month #1: 04//01/04 through 04/30/04	1	$ 50.00	0	N/A
Month #2: 05/01/04 through 05/31/04	25	$ 50.00	0	N/A
Month #3: 06/01/04 through 06/30/04	0	—	0	N/A

Total	26	$ 50.00	0	N/A

          (1)          All shares were purchased in private transactions directly from shareholders.

Item 3.  Defaults Upon Senior Securities

               Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Registrant’s Annual Meeting of Shareholders was held on April 26, 2004.

(b)	At the Annual Meeting, the following Directors were elected to the Board of Directors for terms of one year or until their successors are duly elected and qualified.

Hope Holding Connell
Denton F. Lee, Jr.
David Stuart Perry

(c)	Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

(1) Election of three Directors for a term expiring in 2005

Nominee	Shares voted “For”	Shares Withheld	Total Shares Voted	Broker Non-Votes

Hope Connell	150,165	1,003	151,168	0
Denton Lee	150,165	1,003	151,168	0
David Perry	150,165	1,003	151,168	0

Item 5.  Other Information

          The Board of Directors reappointed the accounting firm of KPMG LLP as independent auditors on March 29, 2004.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit Number	Description

31.1	Certification of Registrant’s principal executive officer pursuant to Rule 13a-14(a)

31.2	Certification of Registrant’s principal financial officer pursuant to Rule 13a-14(a)

32	Certification of Registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

          (b) Reports on Form 8-K. No Reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this Report on Form 10-QSB.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY COMPANY

Date: August 4, 2004	By:	S/ David S. Perry

David S. Perry, President

In accordance with Section13 or 15(d) of  the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

S/ David S. Perry	President, Treasurer and Director (principal executive and principal financial officer)	August 4, 2004

David S. Perry

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Registrant’s principal executive officer pursuant to Rule 13a-14(a)

31.2	Certification of Registrant’s principal financial officer pursuant to Rule 13a-14(a)

32	Certification of Registrant’s principal executive officer and principal financial officer pursuant to 18 U.S. C. Section 1350