Form 10QSB
period 2004-06-30
YADKIN VALLEY CO
filed 2004-11-03
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes   ☒    No   ☐

On September 30, 2004, there were 180,707 outstanding shares of Registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003

	(Unaudited)	*
ASSETS
Cash	$105,727	98,945
Investments in equity securities (cost of $2,276,744 at September 30, 2004 and December 31, 2003)	20,928,895	21,426,028
Certificates of deposit	345,587	370,000
Accrued investment income	591	236
Other assets	100	100

Total assets	$21,380,900	21,895,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities :
Life policy claims reserves	10,647	10,647
Deferred income taxes	7,188,919	7,397,596
Notes payable	899,205	899,205
Accrued interest payable	2,743	1,481

Total liabilities	8,101,514	8,308,929

Shareholders’ equity :
Common stock, par value $1 per share; authorized 500,000 shares, issued and outstanding 180,707 shares in 2004 and 181,130 in 2003	180,707	181,130
Retained earnings	1,720,864	1,720,057
Accumulated other comprehensive income	11,377,815	11,685,193

Total shareholders’ equity	13,279,386	13,586,380

Total liabilities and shareholders’ equity	$21,380,900	21,895,309

* Derived from December 31, 2003 audited consolidated financial statements

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
UNAUDITED

	For the three months ended Sept. 30, 2004	For the three months ended Sept. 30, 2003	For the nine months ended Sept. 30, 2004	For the nine months ended Sept. 30, 2003

	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Premiums and other revenue:
Life premium	$30,975	$39,550	99,933	124,530
Dividend income	19,926	17,955	84,406	47,456
Interest income	918	929	2,472	3,232

	51,819	58,434	186,811	175,218

Benefits and expenses:
Death benefits	10,874	42,230	14,983	113,000
Increase in liability for life policy claims	—	—	—	61
Operating expenses:
Commissions	13,851	17,807	44,663	56,068
Interest	7,011	5,380	18,192	16,649
Professional fees	12,540	2,989	42,335	36,274
Management fees	3,442	2,503	17,764	15,419
General, administrative and other	1,353	2,027	45,522	38,627

	49,071	72,936	183,459	276,098

Income (loss) before income taxes	2,748	(14,502)	3,352	(100,880)
Income tax expense (benefit)	(3,799)	1,003	(18,923)	(39,343)

Net income (loss)	$6,547	$(15,505)	22,275	(61,537)

Net income (loss) per share	$0.04	$(0.09)	0.12	(0.34)

Weighted average shares outstanding	180,710	181,209	180,980	181,213

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
UNAUDITED

	Common Stock	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity

Balance at December 31, 2003	$181,130	1,720,057	11,685,193	13,586,380
Comprehensive income:
Net income	—	22,275	—	22,275
Net unrealized gains on securities available for sale, net of income taxes of $189,755	—	—	(307,378)	(307,378)

Comprehensive income				(285,103)
Redemption of 423 shares of common stock	(423)	(21,468)	—	(21,891)

Balance at September 30, 2004	$180,707	1,720,864	11,377,815	13,279,386

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
UNAUDITED

	2004	2003

	(Unaudited)	(Unaudited)
Operating activities :
Net income (loss)	$22,275	(61,537)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Net tax benefit	(18,923)	(32,683)
Increase in reserve for life policy claims	—	61
Increase in accrued investment income	(355)	(123)
Increase (decrease) in accrued interest payable	1,263	(592)
Decrease in other liabilities	—	(1,028)

Net cash provided (used) by operating activities	4,260	(95,902)

Investing activities :
Purchases of certificates of deposit	(926,064)	(1,524,192)
Maturities of certificates of deposit	950,477	1,614,800

Net cash provided by investing activities	24,413	90,608

Financing activities:
Purchases and retirement of common stock	(21,891)	(6,900)

Net cash used by financing activities	(21,891)	(6,900)
Net increase (decrease) in cash	6,782	(12,194)
Cash at beginning of reporting period	98,945	107,252

Cash at end of reporting period	$105,727	95,058

Cash payments for :
Interest	$16,930	17,241

Income taxes	—	—

Non-cash investing and financing activities :
Increase (decrease) in unrealized gain on marketable equity securities, net of applicable income taxes of $189,755 and $709,639	$(307,378)	1,109,947

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of Yadkin Valley Company (the “Parent”) and its wholly owned subsidiary, Yadkin Valley Life Insurance Company, hereinafter collectively referred to as the Company. Inter-company accounts and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which, as to the insurance subsidiary, may vary in some respects from statutory accounting practices which are prescribed or permitted by the Insurance Department of the State of Arizona.  All adjustments considered necessary for a fair presentation of the results for the interim periods have been included (such adjustments are normal and recurring in nature).

The information contained in the footnotes to the Company’s condensed consolidated financial statements included in the Company’s Form 10-KSB should be referenced when reading these unaudited condensed interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

For the nine months ended September 30, 2004 and 2003, total comprehensive income (loss) consisting of net income (loss) and unrealized gains (losses) on securities available for sale, net of taxes, was ($285,103) and $1,048,410, respectively.

Note 2:  Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc., Raleigh, North Carolina (“FCB”), First Citizens Bancorporation, Inc., Columbia South Carolina (“FCB-SC”),  The Heritage Bank, Lucama, North Carolina (“Heritage”), Southern Bank & Trust Company, Mount Olive, North Carolina (“Southern”), and The Fidelity Bank, Fuquay-Varina, North Carolina (“Fidelity”). All of these entities are related through common ownership. American Guaranty Insurance Company (“AGI”) and First-Citizens Bank & Trust Company (“FCB&T”) are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company (“TLIC”) is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and Heritage. At September 30, 2004 and December 31, 2003, the Company had $245,587 and $270,000 respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company’s business. AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $17,764 for the nine months ending September 30, 2004 and $15,419 for the corresponding period in 2003.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the nine months ended September 30, 2004 and the corresponding period in 2003 are as follows:

	2004	2003

Premiums assumed	$99,933	124,530
Death benefits assumed	14,983	113,061
Commissions assumed	44,663	56,068

At both September 30, 2004 and December 31, 2003, the Company’s balance sheet reflected assumed life policy claim reserves of $10,647.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          RESULTS OF OPERATIONS.  The Company realized an increase in consolidated income before income taxes of $104,232 during the period reported compared to the corresponding period in 2003. The increase in the income was primarily due to a $36,950 increase in dividend income and a $98,017 decrease in death claims paid. Consolidated net income during the period was $22,275 compared to a consolidated net loss of $61,537 during the corresponding period of 2003.

          The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company’s  (“Yadkin Valley Life”) operation. Revenue from Yadkin Valley Life’s operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $24,597 (19.8%) from the corresponding period in 2003 and management expects the decline may continue for the remainder of the year as the products being reinsured are not being actively marketed. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

          The primary outflows of the Company’s funds are for claim payments, commission payments and general expenses. Incurred claims decreased $98,078 (86.7%) from the corresponding period in 2003. The change is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the decrease is not indicative of a trend.  While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life’s operations, claim reserves have proven to be adequate. The decline in commission payments in 2004 versus 2003 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $16,844 (15.7%) for the period reported from the corresponding period of 2003, primarily due to an increase in North Carolina corporation taxes of $7,801 and an increase in independent accounting and audit fees of $4,791.

          During 2004, the Company’s investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced a decrease in their fair values of $497,133 (2.32%) from December 31, 2003. The decrease in fair values of the Company’s investments as of September 30, 2004 is driven by the fact that the Company’s largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders’ equity.

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

          Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.64 at September 30, 2004 and 2.64 at December 31, 2003, which ratio continues to remain constant. Investments in equity securities had a carrying value at September 30, 2004 and December 31, 2003 of $20,928,895 and $21,426,028 respectively. While management considers these securities to be readily marketable, the Company’s ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these securities, and may result in the Company realizing  substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such as certificates of deposit and borrowings and that sales of these investments would not appear necessary for the foreseeable future.

          FINANCIAL CONDITION.  The decrease in total assets from December 31, 2003 was primarily due to a decrease in unrealized gains on marketable equity securities. There were no other material changes in assets during 2004.

          CAPITAL RESOURCES.  There are no material commitments for capital expenditures and none are anticipated. At September 30, 2004, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of the Class A Common Stock of First Citizens BancShares, Inc., Raleigh, North Carolina which have a carrying value of $2,140,402 and 10,000 voting common shares of First Citizens Bancorporation, Inc., Columbia, South Carolina which have a carrying value of $5,080,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

          FORWARD-LOOKING STATEMENTS.  The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events.  Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the market value and marketability of the Company’s investment securities, changing levels  of life insurance claims, the financial success or changing strategies of banks that sell credit life insurance, actions of government regulators, the level of market interest rates, and general economic conditions.

Regulatory Matters

          The Sarbanes-Oxley Act of 2002 is sweeping federal legislation that was signed into law on July 30, 2002 and that addresses accounting, corporate governance and disclosure issues relating to public companies.  Some of the provisions of the Act became effective immediately, while others are still in the process of being implemented.

          In general, the Act mandates important new corporate governance, financial reporting  and disclosure requirements intended to enhance the accuracy and transparency of public companies’ reported financial results.  It establishes new responsibilities for corporate chief executive officers and chief financial officers and boards of directors in the financial reporting process, and it creates a new regulatory body to oversee auditors of public companies.

          The economic and operational effects of the Act on public companies, including the Company, have been and will continue to be significant in terms of the increased time, resources and costs associated with complying with the new law.  Because the Act, for the most part, applies equally to larger and smaller public companies, it will present the Company with particular challenges, and increased audit fees and compliance costs associated with the Act could have a negative effect on our results of operations.

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

          No changes in Registrant’s internal control over financial reporting occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          At September 30, 2004, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs

Month #1:
07//01/04 through 07/31/04	150	$50.00	0	N/A
Month #2:
08/01/04 through 08/31/04	247	$53.00	0	N/A
Month #3:
09/01/04 through 09/30/04	0	0	0	N/A

Total	397	$51.86	0	N/A

     (1)          All shares were purchased in private transactions directly from shareholders.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit Number	Description

31.1	Certification of Registrant’s principal executive officer pursuant to Rule 13a-14(a)

31.2	Certification of Registrant’s principal financial officer pursuant to Rule 13a-14(a)

32	Certification of Registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

We filed the following report on Form 8-K during the period covered by this report:

Form 8-K Filing Date	Description

September 25, 2004	Change in Registrant’s Certifying Accountant.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY COMPANY

Date: November 02, 2004	By:	/s/ David S. Perry

David S. Perry, President

In accordance with Section13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David S. Perry	President, Treasurer and Director (principal executive and principal financial officer)	November 02, 2004

David S. Perry

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Registrant’s principal executive officer pursuant to Rule 13a-14(a)

31.2	Certification of Registrant’s principal financial officer pursuant to Rule 13a-14(a)

32	Certification of Registrant’s principal executive officer and principal financial officer pursuant to 18 U.S. C. Section 1350