Form 10KSB
period 2004-12-31
YADKIN VALLEY CO
filed 2005-03-25
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004.	Commission File No. 1-14081

YADKIN VALLEY COMPANY

(Name of small business issurer in its charter)

North Carolina	56-1249566

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Post Office Box 18747 Raleigh, North Carolina 27619	27602

(Address of Principal Executive Offices)	(Zip Code)

(919) 716-2266

(Registrant’s Telephone Number including area code)

Securities registered under Section 12(b) of the Act :     None

Securities registered under Section 12(b) of the Act :	Common stock, $1.00 par value per share

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

Registrant’s revenue for its most recent fiscal year was:  $     237,248.

          On March 8, 2005, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $     3,481,657.

          On December 31, 2004, the number of outstanding shares of Registrant’s common stock was 180,700.

Documents Incorporated by Reference

Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2004 are incorporated herein in Part II.

          Portions of Registrant’s definitive Proxy Statement dated March 25, 2005, are incorporated herein in Part III.

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

                     Southern, Fidelity and Heritage sell credit life policies pursuant to insurance contracts between them and Triangle Life and pursuant to which they each receive commissions from Triangle Life on policies sold.  These policies provide life insurance coverage, subject to the amount, age and other limitations specified in the insurance contracts. The policies are written on the lives of customers of Southern, Fidelity and Heritage in connection with various extensions of credit to those customers, including consumer and commercial loans (installment and term), overdraft and equity lines of credit, and credit card accounts. Yadkin Valley Life, pursuant to a Reinsurance Agreement between it and Triangle Life, reinsures certain of these policies. The Reinsurance Agreement provides that Triangle Life will automatically cede to Yadkin Valley Life, and Yadkin Valley Life will accept from Triangle Life, 100% of the rights, obligations, liabilities and risks on credit life policies up to a maximum of $25,000 of insurance in force on any one life.  At December 31, 2004 and December 31, 2003, respectively, there were 1,862 and 2,573 policies in force which were reinsured by Yadkin Valley Life.

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

	At 12/31/ 04		At 12/31/03

	Amount	%	Amount	%

BancShares	$3,071,647	13.6%	$2,502,623	11.7%
Bancorporation	18,642,473	82.3	18,467,473	86.2
Heritage BancShares, Inc	455,932	2.0	455,932	2.1

                     Registrant and Yadkin Valley Life have three officers, none of whom are compensated for their services as such. See “Item 9. Directors, Executive Officers, Promoters and Control Persons.”

Item 2.	Description of Property.

                     Registrant and Yadkin Valley Life own no properties.  Their offices are located at the offices of American Guaranty which provides Registrant with certain managerial, administrative and operational services.  See “Item 12. Certain Relationships and Related Transactions” below.

Item 3.	Legal Proceedings

                     At December 31, 2004, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders.

                     Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

                     Market and other information regarding Registrant’s outstanding common stock are incorporated herein by reference to pages 6 and 7 (under the Caption “Market for Common Equity and Related Stockholders Matters”) of Registrant’s 2004 Annual Report to Shareholders.

                     Registrant did not sell any equity securities during 2004 and, during the fourth quarter of 2004, it did not repurchase any of its outstanding equity securities.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

                     Management’s Discussion and Analysis of Financial Condition and Results of Operation are incorporated herein by reference to  pages 4 through 6 of Registrant’s 2004 Annual Report to Shareholders.

Item 7.	Financial Statements.

                     Registrant’s audited financial statements are incorporated herein by reference to pages 10 through 21 of Registrant’s 2004 Annual Report to Shareholders.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                     Not applicable.

Item 8(A).	Controls and Procedures

                     Registrant’s Chief Executive Officer, who also serves as Registrant’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of Registrant’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on his evaluation, he concluded that, as of the end of the period covered by this report, Registrant’s disclosure, controls and procedures were effective in enabling Registrant to record, process, summarize and report in a timely manner the information required to be disclosed in reports Registrant files under the Exchange Act.

                     No changes in Registrant’s internal control over financial reporting occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 8(B).	Other Information

                     Not applicable

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                     Directors and Executive Officers: Information regarding Registrant’s directors and executive officers is incorporated herein by reference from page 3 (under the caption, “Proposal 1: Election of Directors”) and page 5 (under the caption “Executive Officers”) of Registrant’s definitive Proxy Statement dated March 25, 2005.

                     Audit Committee Financial Expert: Rules recently adopted by the Securities and Exchange Commission (the “SEC”) require that Registrant disclose whether its Board of Directors has determined that its Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. Because Registrant’s Board of Directors includes only three directors, the Board itself performs the functions that would be performed by an audit committee, and the Board has not appointed a separate audit committee. Registrant currently does not have a director who the Board believes could be considered an audit committee financial expert. The Board believes that small companies such as Registrant will find it difficult to locate persons with the specialized knowledge and experience needed to qualify as an audit committee financial expert who are willing to serve as directors without being compensated at relatively high levels. Moreover, the Board believes that, because Registrant does not pay any compensation to its directors, it will be especially difficult for Registrant to have a director who qualifies as an audit committee financial expert. Registrant’s current directors have a level of financial knowledge and experience that the Board believes is sufficient for a company the size of Registrant that, like Registrant, does not engage in a wide variety of business activities and, for that reason, the ability to qualify as an audit committee financial expert will not be the primary criteria in the Board’s selection of candidates to become new directors.

                     Compliance with Section 16(a) of the Securities Exchange Act of 1934: Information regarding compliance by Registrant’s directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 3 (under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”) of Registrant’s definitive Proxy Statement dated March 25, 2005.

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

                     Procedures for Shareholders Recommendation of Candidates.  Shareholders who wish to recommend candidates to Registrant’s Board of Directors for selection as nominees for election as directors should send their recommendations in writing to Registrant’s Corporate Secretary at Registrant’s office in Raleigh, North Carolina.  Recommendations with respect to the Board’s selection of nominees for a particular Annual Meeting should be sent so that they are received them not later than the 120th day prior to the first anniversary of the date that Registrant’s proxy statement was first mailed to shareholders in conjunction with Registrant’s preceding year’s Annual Meeting.  The Board of Directors has not established any other specific procedures for submitting those recommendations.

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

                     Information regarding the beneficial ownership of Registrant’s common stock by its directors, executive officers and principal shareholders is incorporated herein by reference to pages 2 and 3 (under the caption “Beneficial Ownership of Securities”) of Registrant’s definitive Proxy Statement dated March 25, 2005.

Item 12.	Certain Relationships and Related Transactions.

                     Information regarding transactions between Registrant and its directors, executive officers, principal shareholders  and their related interest is incorporated herein by reference to page 5 and 6 (under the caption “Transactions with Related Parties”) of Registrant’s definitive Proxy Statement dated March 25, 2005.

Item 13.	Exhibits

                     The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit Number	Description

3.1	Registrant’s Restated Articles of Incorporation (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

3.2	Registrant’s Bylaws (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

10.1	Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

10.2	Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-KSB)

10.3	Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-KSB)

13	Registrant’s 2004 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of Registrant (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

31.1	Certification of Registrant’s Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification of Registrant’s Chief Financial Officer pursuant to 18 U. S. C. Section 1350 (filed herewith)

99	Registrant’s definitive Proxy Statement dated March 25, 2005 as filed with the Securities and Exchange Commission (being filed separately)

Item 14.	Principal Accountant Fees and Services

                     Information regarding services provided to Registrant by its independent accountants is incorporated by reference from pages 6 and 7 (under the captions “Appointment of Independent Accountants” and “Services and Fees During 2004”) of Registrant’s definitive Proxy Statement dated March 25, 2005.

SIGNATURES

                     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY COMPANY

Date: March 25, 2005	By:	/s/ David S. Perry

David S. Perry, President

          In accordance with Section13 or 15(d) of  the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David S. Perry	President, Treasurer and Director (chief executive and chief financial officer)	March 25, 2005

David S. Perry

/s/ Denton F. Lee, Jr.	Vice President, Secretary and Director	March 25, 2005

Denton F. Lee, Jr.

/s/ Hope Holding Connell	Director	March 25, 2005

Hope Holding Connell

EXHIBIT INDEX

Exhibit Number	Description

3.1	Registrant’s Restated Articles of Incorporation (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

3.2	Registrant’s Bylaws (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

10.1	Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference Registrant’s Registration Statement on Form 10-KSB)

10.2	Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-KSB)

10.3	Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-KSB)

13	Registrant’s 2004 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of Registrant (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

31.1	Certification of Registrant’s Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification of Registrant’s Chief Financial Officer pursuant to 18 U. S. C. Section 1350 (filed herewith)

99	Registrant’s definitive Proxy Statement dated March 25, 2005 as filed with the Securities and Exchange Commission (being filed separately)