Form 10QSB
period 2005-03-31
YADKIN VALLEY CO
filed 2005-05-11
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


                         Commission file number- 1-14081
                                                 -------


                              YADKIN VALLEY COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               North Carolina                          56-1249566
       -------------------------------             -------------------
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)              Identification No.)



                              Post Office Box 18747
                          Raleigh, North Carolina 27619
                    ----------------------------------------
                    (Address of principal executive offices)


                            Telephone: (919) 716-2266
                         -------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

On March 31, 2005, there were 180,700 outstanding shares of Registrant's common stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 2005  December 31, 2004
                                                                        --------------  -----------------
                                                                          (Unaudited)           *
                                ASSETS
                                ------

Cash                                                                    $       80,677   $     108,783
Investments in equity securities at fair value (cost of $2,276,744
   at March 31, 2005 and December 31, 2004)                                 22,653,636       22,170,052
Certificates of deposit                                                        330,000          358,951
Accrued investment income                                                          750              338
Other assets                                                                       100              100
                                                                        --------------   --------------
               Total assets                                             $   23,065,163   $   22,638,224
                                                                        ==============   ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

Liabilities:
   Life policy claims reserves                                                   6,374            6,374
   Deferred income taxes                                                     7,839,511        7,674,892
   Notes payable                                                               899,205          899,205
   Accrued interest payable                                                      3,161            3,202
                                                                        --------------   --------------
               Total liabilities                                             8,748,251        8,583,673
                                                                        --------------   --------------

Shareholders' equity:
   Common stock, par value $1 per share; authorized 500,000
      shares, issued and outstanding 180,700 shares in 2005
      and 2004                                                                 180,700          180,700
   Retained earnings                                                         1,706,306        1,738,931
   Accumulated other comprehensive income                                   12,429,906       12,134,920
                                                                        --------------   --------------
               Total shareholders' equity                                   14,316,912       14,054,551
                                                                        --------------   --------------

               Total liabilities and shareholders' equity               $   23,065,163   $   22,638,224
                                                                        ==============   ==============

* Derived from December 31, 2004 audited consolidated financial statements

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    UNAUDITED

                                               For the three     For the three
                                                months ended      months ended
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------
                                                (Unaudited)        (Unaudited)
Premiums and other revenue:
    Life premiums                              $       26,933    $       35,935
    Dividend income                                    19,926            17,955
    Interest income                                     1,419               788
                                               --------------    --------------
                                                       48,278            54,678
                                               --------------    --------------
Benefits and expenses:
    Death benefits                                     11,131             4,109
Operating expenses:
    Commissions                                        12,088            16,054
    Interest                                            8,384             5,415
    Professional fees                                  25,628            23,155
    Management fees                                     6,923             8,881
    General, administrative and other                  40,728            38,728
                                               --------------    --------------
                                                      104,882            96,342
                                               --------------    --------------

              Loss before income taxes                (56,604)          (41,664)

Income tax benefit                                    (23,979)          (18,908)
                                               --------------    --------------

              Net loss                         $      (32,625)   $      (22,756)
                                               ==============    ==============
Net loss per share                             $        (0.18)   $        (0.13)
                                               ==============    ==============
Weighted average shares outstanding                   180,700           181,130
                                               ==============    ==============


See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005
                                    UNAUDITED

                                                                                        Accumulated
                                                                                           other            Total
                                                         Common           Retained     comprehensive    shareholders'
                                                          Stock           earnings         income           equity
                                                      -------------    -------------   -------------    -------------
Balance at December 31, 2004                          $     180,700        1,738,931      12,134,920       14,054,551

Comprehensive income:
    Net loss                                                      -          (32,625)              -          (32,625)
    Net unrealized gains on securities available
      for sale, net of income taxes of $188,598                   -                -         294,986          294,986
                                                                                                        -------------
           Comprehensive income                                                                               262,361
                                                      -------------    -------------   -------------    -------------

Balance at March 31, 2005                             $     180,700        1,706,306      12,429,906       14,316,912
                                                      =============    =============   =============    =============

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
                                    UNAUDITED

                                                                              2005            2004
                                                                          ------------    ------------
                                                                           (Unaudited)     (Unaudited)
Operating activities:
    Net loss                                                              $    (32,625)   $    (22,756)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
              Deferred tax benefit                                             (23,979)        (18,908)
              Increase in accrued investment income                               (412)           (460)
              Increase (decrease) in accrued interest payable                      (41)             31
                                                                          ------------    ------------

                    Net cash used by operating activities                      (57,057)        (42,093)
                                                                          ------------    ------------

Investing activities:
     Purchases of certificates of deposit                                     (230,000)       (140,000)
     Maturities of certificates of deposit                                     258,951         120,000
                                                                          ------------    ------------
                 Net cash provided (used) by investing activities               28,951         (20,000)
                                                                          ------------    ------------

                    Net decrease in cash                                       (28,106)        (62,093)

Cash at beginning of reporting period                                          108,783          98,945
                                                                          ------------    ------------
Cash at end of reporting period                                           $     80,677    $     36,852
                                                                          ============    ============

Cash payments for:
     Interest                                                             $      8,425    $      5,384
                                                                          ============    ============
     Income taxes                                                                    -               -
                                                                          ============    ============

Non-cash investing and financing activities:
     Increase in unrealized gain on marketable equity
        securities, net of applicable income taxes of $188,598 and
        $150,628                                                          $    294,986    $    225,014
                                                                          ============    ============

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of Yadkin Valley Company (the "Parent") and its wholly owned subsidiary, Yadkin Valley Life Insurance Company, hereinafter collectively referred to as the Company. Inter-company accounts and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which, as to the insurance subsidiary, may vary in some respects from statutory accounting practices which are prescribed or permitted by the Insurance Department of the State of Arizona. All adjustments considered necessary for a fair presentation of the results for the interim periods have been included (such adjustments are normal and recurring in nature).

The information contained in the footnotes to the Company's condensed consolidated financial statements included in the Company's Form 10-KSB should be referenced when reading these unaudited condensed interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For the three months ended March 31, 2005 and 2004, total comprehensive income consisting of net loss and unrealized gains on securities available for sale, net of taxes, was $262,361 and $202,258, respectively.

Note 2: Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc., Raleigh, North Carolina ("FCB"), First Citizens Bancorporation, Inc., Columbia, South Carolina ("FCB-SC"), The Heritage Bank, Lucama, North Carolina ("Heritage"), Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), and The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity"). All of these entities are related through common ownership. American Guaranty Insurance Company ("AGI") and First-Citizens Bank & Trust Company ("FCB&T") are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company ("TLIC") is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and Heritage. At March 31, 2005 and December 31, 2004, the Company had $330,000 and $358,951 respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company's business. AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $6,923 for the three months ending March 31, 2005 and $8,881 for the corresponding period in 2004.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the three months ended March 31, 2005 and the corresponding period in 2004 are as follows:

                                              2005        2004
                                            -------     -------
         Premiums assumed                   $26,933     $35,935
         Death benefits assumed              11,131       4,109
         Commissions assumed                 12,088      16,054

At both March 31, 2005 and December 31, 2004, the Company's balance sheet reflected assumed life policy claim reserves of $6,374.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     RESULTS OF OPERATIONS. The Company realized an increase in consolidated loss before income taxes of $14,940 during the period reported compared to the corresponding period in 2004. The increase in the loss was primarily due to an increase in death benefits paid of $7,022, a $2,743 increase in professional fees and a $2,969 increase in interest expense on notes. Consolidated net loss during the period was $32,625 compared to a consolidated net loss of $22,756 during the corresponding period of 2004.

     The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $9,002 (25.0%) from the corresponding period in 2004 and management expects the decline may continue for the remainder of the year as the products being reinsured are not being actively marketed. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

     The primary outflows of the Company's funds are for claim payments, commission payments and general expenses. Incurred claims increased $7,022 (170.9%) from the corresponding period in 2004. The change is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the increase is not indicative of a trend. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 2005 versus 2004 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $5,484 (7.2%) for the period reported from the corresponding period of 2004, primarily due to an increase in professional fees of $2,743 and an increase in interest expense of $2,969. The reason for the increase in interest expense was due to the increase in the LIBOR rate.

     During 2005, the Company's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $483,584 (2.2%) from December 31, 2004. The increase in fair values of the Company's investments as of March 31, 2005 is driven by the fact that the Company's largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity.

     LIQUIDITY. Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life as the principal source of liquidity. Further, limited borrowings have allowed the Company to fund asset growth and maintain liquidity. A factor, which could impact the Company's financial position and liquidity is a significant increase or decrease in the market values of the securities held in the investment portfolio.

     Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.64 at March 31, 2005 and 2.64 at December 31, 2004, which ratio continues to remain constant. Investments in equity securities had a carrying value at March 31, 2005 and December 31, 2004 of $22,653,636 and $22,170,052 respectively. While management considers these securities to be readily marketable, the Company's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these securities, and may result in the Company realizing substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such as certificates of deposit and borrowings and that sales of these investments would not appear necessary for the foreseeable future.

     FINANCIAL CONDITION. The increase in total assets from December 31, 2004 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during the first quarter of 2005.

     CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At March 31, 2005, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of the Class A Common Stock of First Citizens BancShares, Inc., Raleigh, North Carolina which have a carrying value of $2,655,187 and 10,000 voting common shares of First Citizens Bancorporation, Inc., Columbia, South Carolina which have a carrying value of $5,400,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

     FORWARD-LOOKING STATEMENTS: The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the market value and marketability of the Company's investment securities, changing levels of life insurance claims, the financial success or changing strategies of banks that sell credit life insurance, actions of government regulators, the level of market interest rates, and general economic conditions.

Regulatory Matters

     The Sarbanes-Oxley Act of 2002 is sweeping federal legislation that was signed into law on July 30, 2002 and that addresses accounting, corporate governance and disclosure issues relating to public companies. Some of the provisions of the Act became effective immediately, while others are still in the process of being implemented.

     In general, the Act mandates important new corporate governance, financial reporting and disclosure requirements intended to enhance the accuracy and transparency of public companies' reported financial results. It establishes new responsibilities for corporate chief executive officers and chief financial officers and boards of directors in the financial reporting process, and it creates a new regulatory body to oversee auditors of public companies.

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

Item 3. Controls and Procedures

     Registrant's Chief Executive Officer, who also serves as Registrant's Chief Financial Officer, has evaluated the effectiveness of the design and operation of Registrant's disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on his evaluation during and at the end of the reporting period, he concluded that, as of the end of the period covered by this report, Registrant's disclosure, controls and procedures were effective in enabling Registrant to record, process, summarize and report in a timely manner the information required to be disclosed in reports Registrant files under the Exchange Act.

     No changes in Registrant's internal control over financial reporting occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     At March 31, 2005, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits

     The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

     Exhibit
     Number                               Description
     -------      --------------------------------------------------------------
       31.1       Certification of Registrant's principal executive officer
                  pursuant to Rule 13a-14(a)

       31.2 Certification of Registrant's principal financial officer pursuant to Rule 13a-14(a)

       32 Certification of Registrant's principal executive officer and principal financial officer pursuant to 18 U. S. C. Section 1350

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           YADKIN VALLEY COMPANY


Date: May 9, 2005                          By: /s/ DAVID S. PERRY
                                               ------------------------------
                                               David S. Perry, President

     In accordance with Section13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                           Title                      Date
------------------------      --------------------------------     -----------

   /s/ DAVID S. PERRY         President, Treasurer and             May 9, 2005
------------------------      Director (principal executive
     David S. Perry           and principal financial officer)

                                  EXHIBIT INDEX


     Exhibit
     Number                               Description
     -------      --------------------------------------------------------------
       31.1       Certification of Registrant's principal executive officer
                  pursuant to Rule 13a-14(a)

       31.2 Certification of Registrant's principal financial officer pursuant to Rule 13a-14(a)

       32 Certification of Registrant's principal executive officer and principal financial officer pursuant to 18 U. S. C. Section 1350