Form 10QSB
period 2005-06-30
YADKIN VALLEY CO
filed 2005-08-05
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


                         Commission file number- 1-14081
                                                 -------


                              YADKIN VALLEY COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                North Carolina                            56-1249566
       -------------------------------                ------------------
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

On June 30, 2005, there were 180,598 outstanding shares of Registrant's common stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                                                  June 30,      December 31,
                                                                    2005           2004
                                                                ------------   ------------
                           ASSETS
                           ------
Cash                                                            $     71,838        108,783
Investments in equity securities at fair value (cost of
 $2,276,744 at June 30, 2005 and December 31, 2004)               22,605,851     22,170,052
Certificates of deposit                                              322,000        358,951
Accrued investment income                                                588            338
Other assets                                                             100            100
                                                                ------------   ------------
        Total assets                                            $ 23,000,377     22,638,224
                                                                ============   ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

Liabilities :
   Life policy claims reserves                                         6,374          6,374
   Deferred income taxes                                           7,812,062      7,674,892
   Notes payable                                                     899,205        899,205
   Accrued interest payable                                            3,376          3,202
                                                                ------------   ------------
        Total liabilities                                          8,721,017      8,583,673
                                                                ------------   ------------
Shareholders' equity :
   Common stock, par value $1 per share; authorized
     500,000 shares, issued and outstanding 180,598 shares
     in 2005 and 180,700 shares in 2004                              180,598        180,700
   Retained earnings                                               1,698,004      1,738,931
   Accumulated other comprehensive income                         12,400,758     12,134,920
                                                                ------------   ------------
        Total shareholders' equity                                14,279,360     14,054,551
                                                                ------------   ------------

        Total liabilities and shareholders' equity              $ 23,000,377     22,638,224
                                                                ============   ============

          See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    UNAUDITED



                                                  For the three       For the three        For the six         For the six
                                                  months ended        months ended         months ended        months ended
                                                  June 30, 2005       June 30, 2004       June 30, 2005       June 30, 2004
                                                 ---------------     ---------------     ---------------     ---------------
Premiums and other revenue:
   Life premium                                  $        24,923     $        33,023              51,856              68,958
   Dividend income                                        21,036              46,525              40,962              64,480
   Interest income                                         1,492                 766               2,911               1,554

                                                 ---------------     ---------------     ---------------     ---------------
                                                          47,451              80,314              95,729             134,992
                                                 ---------------     ---------------     ---------------     ---------------
Benefits and expenses:
   Death benefits                                          2,646                  --              13,777               4,109
Operating expenses:
   Commissions                                            10,530              14,758              22,618              30,812
   Interest                                                9,908               5,766              18,293              11,181
   Professional fees                                      24,956               6,640              50,584              29,795
   Management fees                                         6,923               5,441              13,846              14,322
   General, administrative and other                       3,704               5,440              44,431              44,169
                                                 ---------------     ---------------     ---------------     ---------------
                                                          58,667              38,045             163,549             134,388
                                                 ---------------     ---------------     ---------------     ---------------

         Income (loss) before income taxes               (11,216)             42,269             (67,820)                604

Income tax expense (benefit)                              (8,812)              3,784             (32,791)            (15,124)
                                                 ---------------     ---------------     ---------------     ---------------

         Net income (loss)                       $        (2,404)    $        38,485             (35,029)             15,728
                                                 ===============     ===============     ===============     ===============

Net income (loss) per share                      $         (0.01)    $          0.21               (0.19)               0.09
                                                 ===============     ===============     ===============     ===============

Weighted average shares outstanding                      180,639             181,109             180,670             181,117
                                                 ===============     ===============     ===============     ===============

          See accompanying notes to consolidated financial statements.


                      YADKIN VALLEY COMPANY AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005
                                    UNAUDITED

                                                                                    Accumulated
                                                                                       other           Total
                                                        Common          Retained    comprehensive   shareholders'
                                                         Stock          earnings       income         equity
                                                      ------------   ------------   ------------   ------------
Balance at December 31, 2004                          $    180,700      1,738,931     12,134,920     14,054,551

Comprehensive income:
    Net loss                                                    --        (35,029)            --        (35,029)
    Net unrealized gains on securities available
     for sale, net of income taxes of $169,961                  --             --        265,838        265,838
                                                                                                   ------------
             Comprehensive income                                                                       230,809

Redemption of 102 shares of common stock                      (102)        (5,898)            --         (6,000)
                                                      ------------   ------------   ------------   ------------

Balance at June 30, 2005                              $    180,598      1,698,004     12,400,758     14,279,360
                                                      ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.


                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                    UNAUDITED

                                                                         2005           2004
                                                                     ------------   ------------
Operating activities :
  Net income (loss)                                                  $    (35,029)        15,728
  Adjustments to reconcile net income (loss) to net
    cash  provided (used) by operating activities:
       Deferred tax benefit                                               (32,791)       (15,124)
       Decrease (increase) in accrued investment income                      (250)            10
       Increase in accrued interest payable                                   174            403
                                                                     ------------   ------------

                Net cash provided (used) by operating activities          (67,896)         1,017
                                                                     ------------   ------------

Investing activities :
  Purchases of certificates of deposit                                   (774,000)      (530,477)
  Maturities of certificates of deposit                                   810,951        510,000
                                                                     ------------   ------------
                Net cash provided (used) by investing activities           36,951        (20,477)
                                                                     ------------   ------------

Financing activities :
  Purchases and retirement of common stock                                 (6,000)        (1,300)
                                                                     ------------   ------------
                Net cash used by financing activities                      (6,000)        (1,300)

                       Net increase (decrease) in cash                    (36,945)       (20,760)

Cash at beginning of reporting period                                     108,783         98,945
                                                                     ------------   ------------
Cash at end of reporting period                                      $     71,838         78,185
                                                                     ============   ============

Cash payments for :
  Interest                                                           $     18,118         10,778
                                                                     ============   ============
  Income taxes                                                                 --             --
                                                                     ============   ============
Non-cash investing and financing activities :
  Increase in unrealized gain on marketable equity
   securities, net of applicable income taxes of $169,961 and
   $1,730                                                            $    265,838          3,358
                                                                     ============   ============

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

For the six months ended June 30, 2005 and 2004, total comprehensive income consisting of net income (loss) and unrealized gains on securities available for sale, net of taxes, was $230,809 and $19,086, respectively.

Note 2:  Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc., Raleigh, North Carolina ("FCB"), First Citizens Bancorporation, Inc., Columbia, South Carolina ("FCB-SC"), The Heritage Bank, Lucama, North Carolina ("Heritage"), Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), and The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity"). All of these entities are related through common ownership. American Guaranty Insurance Company ("AGI") and First-Citizens Bank & Trust Company ("FCB&T") are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company ("TLIC") is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and Heritage. At June 30, 2005 and December 31, 2004, the Company had $222,000 and $258,951 respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company's business. AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $13,846 for the six months ending June 30, 2005 and $14,322 for the corresponding period in 2004.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the six months ended June 30, 2005 and the corresponding period in 2004 are as follows:

                                               2005           2004
                                            ----------     ----------
         Premiums assumed                   $   51,856     $   68,958
         Death benefits assumed                 13,777          4,109
         Commissions assumed                    22,618         30,812

At both June 30, 2005 and December 31, 2004, the Company's balance sheet reflected assumed life policy claim reserves of $6,374.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         RESULTS OF OPERATIONS. The Company realized a consolidated loss before income taxes of $67,820 during the first six months of 2005 compared to a consolidated net income before income taxes of $604 during the corresponding period in 2004. The loss was primarily due to a decrease in life premium of $17,102, a decrease in dividend income received of $23,518, an increase in death benefits paid of $9,668, an increase in professional fees of $20,789 and an increase in interest expense on notes of $7,112. Consolidated net loss during the period was $35,029 compared to a consolidated net income of $15,728 during the corresponding period of 2004.

         The second quarter results deteriorated from the first quarter primarily due to a $8,100 decrease in premium income and a $25,489 decrease in dividend income as well as an $18,316 increase in professional fees and a $4,142 increase in interest expense on notes.

         The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $17,102 (25.0%) from the corresponding period in 2004 and management expects the decline may continue for the remainder of the year as the products being reinsured are not being actively marketed. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

         The primary outflows of the Company's funds are for claim payments, commission payments and general expenses. Incurred claims increased $9,668 (235.3%) from the corresponding period in 2004. The change is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the increase is not indicative of a trend. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The decline in commission payments in 2005 versus 2004 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $27,687 (27.8%) for the period reported from the corresponding period of 2004, primarily due to an increase in professional fees of $20,789 and an increase in interest expense of $7,112. The professional expenses increased primarily due to compliance with the Sarbanes Oxley Act of 2002 and expenses related to change in auditors as well as timing of invoice receipt. The reason for the increase in interest expense was due to the increase in the LIBOR rate.

         During 2005, the Company's investment in marketable equity securities that are accounted for in accordance with SFAS No. 115 experienced an increase in their fair values of $435,799 (2.0%) from December 31, 2004. The increase in fair values of the Company's investments as of June 30, 2005 is driven by the fact that the Company's largest individual holding is in a banking organization (FCB-SC) whose equity securities are not widely traded and thus are subject to fluctuation. There can be no assurances that the current fair values will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations of shareholders' equity.

         LIQUIDITY. Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life as the principal source of liquidity. Further, limited borrowings have allowed the Company to fund asset growth and maintain liquidity. A factor which could impact the Company's financial position and liquidity is a significant increase or decrease in the market values of the securities held in the investment portfolio.

         Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.64 at June 30, 2005 and 2.64 at December 31, 2004, which ratio continues to remain constant. Investments in equity securities had a carrying value at June 30, 2005 and December 31, 2004 of $22,605,851 and $22,170,052 respectively. While management considers these securities to be readily marketable, the Company's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these securities, and may result in the Company realizing substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such as certificates of deposit and borrowings and that sales of these investments would not appear necessary for the foreseeable future.

         FINANCIAL CONDITION. The increase in total assets from December 31, 2004 was primarily due to an increase in unrealized gains on marketable equity securities. There were no other material changes in assets during the second quarter of 2005.

         CAPITAL RESOURCES. There are no material commitments for capital expenditures and none are anticipated. At June 30, 2005, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of the Class A Common Stock of First Citizens BancShares, Inc., Raleigh, North Carolina which have a carrying value of $2,621,992 and 10,000 voting common shares of First Citizens Bancorporation, Inc., Columbia, South Carolina which have a carrying value of $5,400,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

         REGULATORY MATTERS. The Sarbanes-Oxley Act of 2002 is sweeping federal legislation that was signed into law on July 30, 2002 and that addresses accounting, corporate governance and disclosure issues relating to public companies. Some of the provisions of the Act became effective immediately, while others are still in the process of being implemented.

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

Item 3. Controls and Procedures

         Registrant's Chief Executive Officer, who also serves as Registrant's Chief Financial Officer, has evaluated the effectiveness of the design and operation of Registrant's disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on his evaluation during and at the end of the reporting period, he concluded that, as of the end of the period covered by this report, Registrant's disclosure controls and procedures were effective in enabling Registrant to record, process, summarize and report in a timely manner the information required to be disclosed in reports Registrant files under the Exchange Act.

         No changes in Registrant's internal control over financial reporting occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         At June 30, 2005, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                       (c) Total number of  (d) Maximum number
                                                                          shares purchased       of shares
                                                                              as part          that may yet
                                 (a) Total number      (b) Average          of publicly      be purchased under
                                     of shares          price paid        announced plans        the plans
         Period                     purchased (1)        per share          or programs         or programs
-----------------------------     ---------------     ---------------     ---------------     ---------------
Month #1:
   04/01/05 through 04/30/05                    4     $         53.00                   0                 N/A

Month #2:
   05/01/05 through 05/31/05                   36     $         54.00                   0                 N/A

Month #3:
   06/01/05 through 06/30/05                   62     $         62.00                   0                 N/A
                                  ---------------     ---------------     ---------------

    Total                                     102     $         58.82                   0                 N/A
                                  ===============     ===============     ===============

(1) All shares were purchased in private transactions directly from shareholders.

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         (a) Registrant's Annual Meeting of Shareholders was held on April 25, 2005.

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

             Hope Holding Connell
             Denton F. Lee, Jr.
             David Stuart Perry


         (c) Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:


            (1)     Election of three Directors for a term expiring in 2006

                        Shares                               Total Shares          Broker
  Nominee             voted "For"      Shares Withheld          Voted             Non-Votes
-----------------  ---------------     ---------------     ---------------     ---------------
Hope Connell               142,846               1,202             144,048                   0
Denton Lee                 142,846               1,202             144,048                   0
David Perry                142,846               1,202             144,048                   0

Item 5. Other Information

         Not Applicable

Item 6. Exhibits

         The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

  Exhibit
   Number                           Description
   ------     ------------------------------------------------------------------
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

                                       YADKIN VALLEY COMPANY


Date: July 22, 2005                    By: /s/ DAVID S. PERRY
                                           -------------------------------------
                                           David S. Perry, President

         In accordance with Section13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                         Date
---------                      -------------------------------     -------------

/s/ DAVID S. PERRY             President, Treasurer and            July 22, 2005
---------------------------    Director (principal executive
David S. Perry                 and principal financial officer)

                                  EXHIBIT INDEX

Exhibit
 Number                            Description
-------    ---------------------------------------------------------------------
 31.1 Certification of Registrant's principal executive officer pursuant to Rule 13a-14(a)

 31.2 Certification of Registrant's principal financial officer pursuant to Rule 13a-14(a)

 32 Certification of Registrant's principal executive officer and principal financial officer pursuant to 18 U. S. C. Section 1350