Form 10KSB/A
period 2004-12-31
YADKIN VALLEY CO
filed 2005-12-30
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004.                                    Commission File No. 1-14081

YADKIN VALLEY COMPANY

(Name of small business issurer in its charter)

North Carolina	56-1249566
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Post Office Box 18747 Raleigh, North Carolina 27619	27619
(Address of Principal Executive Offices)	(Zip Code)

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

Yes      X            No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      X

Registrant’s revenue for its most recent fiscal year was: $237,248.

On March 8, 2005, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $3,481,657.

On December 31, 2004, the number of outstanding shares of Registrant’s common stock was 180,700.

Documents Incorporated by Reference

Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2004 are incorporated herein in Part II.

Portions of Registrant’s definitive Proxy Statement dated March 25, 2005, are incorporated herein in Part III.

Explanatory Note

This Amendment to the Annual Report on Form 10-KSB/A for the year ended December 31, 2004 is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Registrant’s filed reports. Among other revisions, this amendment changes the values at which certain investment securities are recorded in the Registrant’s consolidated financial statements. Those investment securities consist of equity securities which do not have readily determinable fair values and previously were carried at the lower of the cost or fair value. The change is to carry those securities at their fair value as required by U.S. generally accepted accounting principles. The impact of the change is to increase the values at which the investment securities are reflected in the consolidated financial statements, and to increase total assets, deferred income taxes and accumulated other comprehensive income. The change does not have an impact on previously reported earnings. Additionally, this report is amended to remove the “Unaudited” designation from Note 5 and provide additional detail about the Company’s life reserve methodology. See Note 2 to the Company’s consolidated financial statements for additional discussion.

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

	At 12/31/ 04		At 12/31/03
	Amount	%	Amount	%
BancShares	$3,071,647	12.7%	$2,502,623	10.7%
Bancorporation	20,592,206	85.0	20,396,091	87.1
Heritage BancShares, Inc	555,075	2.3	518,069	2.2

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market and other information regarding Registrant’s outstanding common stock are incorporated herein by reference to page 6 (under the Caption “Market for Common Equity and Related Stockholders Matters”) of Registrant’s 2004 Annual Report to Shareholders.

Registrant did not sell any equity securities during 2004. During the fourth quarter of 2004, Registrant repurchased shares of its outstanding equity securities as described in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchase under the plans or programs
Month #1: 10/01/04 through 10/31/04	7	$53.00	-0-	-0-
Month #2: 11/01/04 through 11/30/04	-0-	N/A	-0-	-0-
Month #3: 12/01/04 through 12/31/04	-0-	N/A	-0-	-0-
Total	7	$53.00	-0-	-0-

(1)	One purchase of seven shares was made in a private, unsolicited transaction directly with the estate of a shareholder.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operation are incorporated herein by reference to pages 4 through 6 of Registrant’s 2004 Annual Report to Shareholders.

Item 7. Financial Statements.

Registrant’s audited financial statements are incorporated herein by reference to pages 8 through 25 of Registrant’s 2004 Annual Report to Shareholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 8(A). Controls and Procedures

Registrant’s original Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Original Report”) indicated that Registrant’s Chief Executive Officer, who also serves as Registrant’s Chief Financial Officer, had concluded that, as of the end of the period covered by the Original Report, Registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective in enabling Registrant to record, process, summarize and report in a timely manner the information required to be disclosed in reports Registrant files under the Exchange Act.

Subsequently, on August 24, 2005, Registrant received notification by the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) of comments and questions regarding Registrant’s method of determining the values of certain non-marketable equity securities as reported in its consolidated financial statements. Following discussions between Registrant’s management, Registrant’s current and former independent public accountants, and the SEC staff, Registrant determined that its method of valuing those non-marketable equity securities was not consistent with accounting principles generally accepted in the United States.

As a result, on September 8, 2005, Registrant’s Board of Directors concluded that Registrant’s previously issued consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, and the quarterly periods ended March 31, 2005 and June 30, 2005, should be restated and no longer should be relied upon.

In connection with the restatement and preparation of this Form 10-KSB/A, Registrant’s Chief Executive Officer carried out another evaluation of the effectiveness of the design and operation of Registrant’s disclosure controls and procedures. Based upon that evaluation, Registrant’s Chief Executive Officer concluded that, as discussed below, a change should be made in Registrant’s disclosure controls and procedures to ensure that the information required to be disclosed in reports Registrant files under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

Internal Control over Financial Reporting

As discussed more fully elsewhere in this Form 10-KSB/A, as a result of comments received from the SEC following its review of the Original Report, Registrant determined that its method of determining the values of certain non-marketable equity securities reported in its consolidated financial statements was not consistent with accounting principles generally accepted in the United States and that it should restate its consolidated financial statements contained in its previous filings. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is an indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Registrant has conducted a review of its accounting methods related to the valuation of equity securities and has modified its method of accounting for non marketable equity securities in accordance with accounting principles generally accepted in the United States. Registrant believes that these remedial steps have corrected the material weakness in internal control over financial reporting described above.

Registrant will continue to evaluate its internal control over financial reporting on a regular basis and, if problems or deficiencies are identified during the course of those evaluations, Registrant will consider what revision, improvement and/or correction is needed in order to ensure that its internal control over financial reporting is effective.

Item 8(B). Other Information

Subsequent to December 31, 2004 and prior to the filing of this Amended Form 10-KSB/A, First Citizens Bancorporation, Inc., Columbia, South Carolina announced its intentions to pursue voluntary de-registration with the Securities and Exchange Commission. The announcement stated that record holders of 170 and fewer voting common stock would receive $735.00 in cash for each voting common stock. This announcement is expected to have a material impact on the fair market value of these securities and the non marketable equity securities of Bancorporation in subsequent reporting periods. Using this fair value would increase investments in equity securities by $8,236,882 and increase other comprehensive income by $5,024,498 from the December 31, 2004 values. At the time of this filing the stock was still trading at a discount to this repurchase price.

Subsequent to December 31, 2004, and prior to the filing of this Amended Form 10-KSB/A, Registrant filed an 8-K with the Securities and Exchange Commission in which it announced its intentions to pursue voluntary de-registration by means of a reverse stock-split. Shareholders will receive 1 share for each 50 shares held immediately prior to the reverse stock-split. In lieu of fractional shares, shareholders will receive $78.00 in cash for each pre-split share comprising a fraction of a newly issued share.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

YADKIN VALLEY COMPANY

Date: December 29, 2005	By:	/s/ David S. Perry
David S. Perry, President

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David S. Perry David S. Perry	President, Treasurer and Director (chief executive and chief financial officer)	December 29, 2005

/s/ Denton F. Lee, Jr. Denton F. Lee, Jr.	Vice President, Secretary and Director	December 29, 2005

/s/ Hope Holding Connell Hope Holding Connell	Director	December 29, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1	Registrant’s Restated Articles of Incorporation (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

3.2	Registrant’s Bylaws (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

10.1	Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference Registrant’s Registration Statement on Form 10-KSB)

10.2	Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-KSB)

10.3	Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant’s Registration Statement on Form 10-KSB)

13	Registrant’s 2004 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of Registrant (incorporated herein by reference to Registrant’s Registration Statement on Form 10-KSB)

31.1	Certification of Registrant’s Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification of Registrant’s Chief Financial Officer pursuant to 18 U. S. C. Section 1350 (filed herewith)

99	Registrant’s definitive Proxy Statement dated March 25, 2005 as filed with the Securities and Exchange Commission (being filed separately)