Form 10QSB/A
period 2005-03-31
YADKIN VALLEY CO
filed 2005-12-30
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number - 1-14081

YADKIN VALLEY COMPANY

(Exact name of registrant as specified in its charter)

North Carolina	56-1249566
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Post Office Box 18747

Raleigh, North Carolina 27619

(address of principal executive offices)

Telephone: (919) 716-2266

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X        No

On March 31, 2005, there were 180,700 outstanding shares of Registrant’s common stock.

Explanatory Note

This Amendment to the Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2005, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Registrant’s filed reports. Among other revisions, this amendment changes the values at which certain investment securities are recorded in the Registrant’s consolidated financial statements. Those investment securities consist of equity securities which do not have readily determinable fair values and previously were carried at the lower of the cost or fair value. The change is to carry those securities at their fair value as required by U.S. generally accepted accounting principles. The impact of the change is to increase the values at which the investment securities are reflected in the consolidated financial statements, and to increase total assets, deferred income taxes and accumulated other comprehensive income. The change does not have an impact on previously reported earnings. See Note 2 of the Notes to Consolidated Financial Statements for additional discussion.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(As restated, see Note 2)	(As restated, see Note 2)
ASSETS
Cash and investments:
Cash	$80,677	108,783
Investments in equity securities	24,765,861	24,218,928
Certificates of deposit	330,000	358,951

Total cash and investments	25,176,538	24,686,662
Accrued investment income	750	338
Other assets	100	100

Total assets	$25,177,388	24,687,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities :
Life policy claims reserves	6,374	6,374
Deferred income taxes	8,663,278	8,473,954
Notes payable	899,205	899,205
Accrued interest payable	3,161	3,202

Total liabilities	9,572,018	9,382,735

Shareholders’ equity :
Common stock, par value $1 per share; authorized 500,000 shares, issued and outstanding 180,700 shares in 2005 and 2004	180,700	180,700
Retained earnings	1,706,306	1,738,931
Accumulated other comprehensive income	13,718,364	13,384,734

Total shareholders’ equity	15,605,370	15,304,365

Total liabilities and shareholders’ equity	$25,177,388	24,687,100

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

UNAUDITED

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Premiums and other revenue :
Life premiums	$26,933	$35,935
Dividend income	19,926	17,955
Interest income	1,419	788

	48,278	54,678

Benefits and expenses :
Death benefits	11,131	4,109

Operating expenses :
Commissions	12,088	16,054
Interest	8,384	5,415
Professional fees	25,628	23,155
Management fees	6,923	8,881
General, administrative and other	40,728	38,728

	104,882	96,342

Loss before income taxes	(56,604)	(41,664)

Income tax benefit	(23,979)	(18,908)

Net loss	$(32,625)	$(22,756)

Net loss per share	$(0.18)	$(0.13)

Weighted average shares outstanding	180,700	181,130

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005

UNAUDITED

	Common Stock	Retained earnings	Accumulated other comprehensive income (as restated)	Total shareholders’ equity (as restated)
Balance at December 31, 2004 (as restated)	$180,700	1,738,931	13,384,734	15,304,365

Comprehensive income:
Net loss	—	(32,625)	—	(32,625)
Net unrealized gains on equity securities, net of income taxes of $213,304 (as restated)	—	—	333,630	333,630

Comprehensive income (as restated)				301,005

Balance at March 31, 2005 (as restated)	$180,700	1,706,306	13,718,364	15,605,370

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

UNAUDITED

	2005	2004
Operating activities :
Net loss	$(32,625)	$(22,756)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred tax benefit	(23,979)	(18,908)
Increase in accrued investment income	(412)	(460)
Increase (decrease) in accrued interest payable	(41)	31

Net cash used by operating activities	(57,057)	(42,093)

Investing activities :
Purchases of certificates of deposit	(230,000)	(140,000)
Maturities of certificates of deposit	258,951	120,000

Net cash provided (used) by investing activities	28,951	(20,000)

Net decrease in cash	(28,106)	(62,093)

Cash at beginning of reporting period	108,783	98,945

Cash at end of reporting period	$80,677	$36,852

Cash payments for :
Interest	$8,425	$5,384

Income taxes	—	—

Non-cash investing and financing activities :
Increase in unrealized gain on equity securities, net of applicable income taxes of $213,304 and $167,101, respectively (as restated)	$333,630	$250,773

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

The information contained in the footnotes to the Company’s condensed consolidated financial statements included in the Company’s Form 10-KSB and Form 10-KSB/A should be referenced when reading these unaudited condensed interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For the three months ended March 31, 2005 and 2004, total comprehensive income consisting of net loss and unrealized gains on equity securities, net of taxes, was $301,005 (as restated) and $228,017 (as restated), respectively.

Note 2: Restatement of Financial Statements

On August 24, 2005, the Company received a notice from the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”), addressing its views regarding the valuation of certain equity securities under generally accepted accounting principles in the United States of America (“GAAP”). In response to the notice, the Company’s management discussed with the current and prior auditors and the SEC the accounting and valuation of certain equity securities held by the Company and determined that the Company’s method of accounting for nonmarketable equity securities was not consistent with GAAP. As a result, the Company is restating its financial statements for the fiscal years December 31, 2004 and 2003 and quarterly periods ended March 31, 2005 and June 30, 2005.

The effect of this accounting change on the Company’s consolidated balance sheets as of March 31, 2005 and December 31, 2004, the consolidated statement of changes in shareholders’ equity and consolidated statement of cash flows for the quarter ended March 31, 2005 and the consolidated statement of cash flows for the quarter ended March 31, 2004, is summarized as follows:

Consolidated Balance Sheet March 31, 2005	As previously reported	Adjustments	As restated
Investments in equity securities	$22,653,636	2,112,225	24,765,861
Total assets	23,065,163	2,112,225	25,177,388
Deferred income taxes	7,839,511	823,767	8,663,278
Total liabilities	8,748,251	823,767	9,572,018
Accumulated other comprehensive income	12,429,906	1,288,458	13,718,364
Total shareholders’ equity	14,316,912	1,288,458	15,605,370
Total liabilities and shareholders’ equity	23,065,163	2,112,225	25,177,388

Consolidated Statement of Changes in Shareholders’ Equity March 31, 2005	As previously Reported	Adjustments	As restated
Net unrealized gains on equity securities, net of income taxes	$294,986	38,644	333,630
Accumulated other comprehensive income	12,429,906	1,288,458	13,718,364
Total shareholders’ equity	14,316,912	1,288,458	15,605,370

Consolidated Statement of Cash Flow March 31, 2005	As previously Reported	Adjustments	As restated
Noncash investing and financing activities:
Unrealized gain on equity securities, net of applicable income taxes	$294,986	38,644	333,630

Consolidated Balance Sheet December 31, 2004	As previously Reported	Adjustments	As restated
Investments in equity securities	$22,170,052	2,048,876	24,218,928
Total assets	22,638,224	2,048,876	24,687,100
Deferred income taxes	7,674,892	799,062	8,473,954
Total liabilities	8,583,673	799,062	9,382,735
Accumulated other comprehensive income	12,134,920	1,249,814	13,384,734
Total shareholders’ equity	14,054,551	1,249,814	15,304,365
Total liabilities and shareholders’ equity	22,638,224	2,048,876	24,687,100

Consolidated Statement of Cash Flow March 31, 2004	As previously Reported	Adjustments	As restated
Non-cash investing and financing activities:
Unrealized gain on equity securities, net of applicable income taxes	$225,014	25,759	250,773

Note 3: Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc., Raleigh, North Carolina (“FCB”), First Citizens Bancorporation, Inc., Columbia, South Carolina (“FCB-SC”), Heritage BancShares, Inc. Lucama, North Carolina (“HBI), The Heritage Bank, Lucama, North Carolina (“Heritage”), Southern Bank & Trust Company, Mount Olive, North Carolina (“Southern”), and The Fidelity Bank, Fuquay-Varina, North Carolina (“Fidelity”). All of these entities are related through common ownership. American Guaranty Insurance Company (“AGI”) and First-Citizens Bank & Trust Company (“FCB&T”) are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company (“TLIC”) is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and HBI. At March 31, 2005 and December 31, 2004, the Company had $230,000 and $258,951 respectively, invested in certificates of deposit in FCB&T.

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

At both March 31, 2005 and December 31, 2004, the Company’s balance sheet reflected assumed life policy claim reserves of $6,374.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is presented to assist shareholders in understanding Yadkin’s consolidated financial condition and results of operations and should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.

The Company restated its consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 and the quarterly periods ended March 31, 2005 and June 30, 2005. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional discussion.

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

The primary outflows of the Company’s funds are for claim payments, commission payments and general expenses. Incurred claims increased $7,022 (170.9%) from the corresponding period in 2004. The change is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the increase is not indicative of a trend. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life’s operations, claim reserves have proven to be adequate. The life policy claim reserves reported at March 31, 2005 and December 31, 2004 were $6,374 and $6,374, respectively. The reserve amount was developed by using a 3 year average of claims paid from reserves as it relates to the total in force amount of insurance plus case reserves. Trends, adequacy of the reserves and catastrophic events are reviewed by a qualified independent actuary. Corrections and/or adjustments are made based on the trends, historical adequacy and catastrophic events. For the quarters ending March 31, 2005 and 2004 respectively, all of the reported reserves were IBNR. There were no case reserves. Additionally, the historical nature of the registrant’s credit insurance business is such that the timing of reported claims are of a short duration, generally less than 60 days. The decline in commission payments in 2005 versus 2004 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $5,484 (7.2%) for the period reported from the corresponding period of 2004, primarily due to an increase in professional fees of $2,743

(10.7%) and an increase in interest expense of $2,969 (54.8%). Professional fees increased as a result of incremental cost associated with examination and review of Registrant. The reason for the increase in interest expense was due to the increase in the LIBOR rate.

INVESTMENTS. During 2005, the Company’s investments in equity securities experienced an increase in fair values of $546,933 (2.3%) from December 31, 2004. The increase in fair values of the Company’s investments as of March 31, 2005 is driven by the fact that the Company’s largest individual holding is in a banking organization whose equity securities are not widely traded and thus are subject to fluctuation.

The most significant estimate the Company makes, related to its investment portfolio, is the determination of fair market value of First Citizens Bancorporation, Inc. (“Bancorporation”) nonvoting common stock and Heritage BancShares, Inc. (“HBI”) common stock. The fair value of the Bancorporation nonvoting common stock is reported using a 25% discount from the fair value of Bancorporation’s voting common stock, which is determined by quoted market prices. There are only four shareholders of the nonvoting common stock and there have been no transfers in the last five years. There is no known market for the stock. The 25% discount was determined by management of the Company based on a comprehensive evaluation by an independent third party and discussions with management of the issuer. Refer also to Part II, Item 5 regarding subsequent events. The fair value of the HBI stock is reported using a buy back price determined annually by management of HBI. This stock is thinly traded and there is no known market.

If there are changes in the market price of Bancorporation’s voting common stock, or the buy back price of HBI’s common stock, materially different amounts may be reported in the Company’s consolidated balance sheet.

There can be no assurances that the current fair values of either of these securities will be sustained in future periods, and continued fluctuations in the fair values of these investments in future periods will result in fluctuations in the Company’s shareholders’ equity.

LIQUIDITY. Management views liquidity as a key financial objective. Management relies on the operations of Yadkin Valley Life as the principal source of liquidity. Further, limited borrowings have allowed the Company to fund asset growth and maintain liquidity. A factor, which could impact the Company’s financial position and liquidity is a significant increase or decrease in the market values of the securities held in the investment portfolio.

Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.63 at March 31, 2005 and 2.63 at December 31, 2004, which ratio continues to remain constant. Investments in equity securities had a carrying value at March 31, 2005 and December 31, 2004 of $24,765,861 and $24,218,928 respectively, of which $21,930,231 are classified as available for sale and portions of which could be sold as a source of cash. Factors which could impact the Company’s financial position and liquidity are significant increases or decreases in the market values of these equity securities. While management considers $21,930,231 of the securities to be readily marketable, the Company’s ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these securities, and may result in the Company realizing substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such as certificates of deposit and borrowings and that sales of these investments would not appear necessary for the foreseeable future.

FINANCIAL CONDITION. The increase in total assets from December 31, 2004 was primarily due to an increase in unrealized gains on equity securities. There were no other material changes in assets during the first quarter of 2005.

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

Item 3. Controls and Procedures

Registrant’s original Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 (the “Original Report”) indicated that Registrant’s Chief Executive Officer, who also serves as Registrant’s Chief Financial Officer, had concluded that, as of the end of the period covered by the Original Report, Registrant’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective in enabling Registrant to record, process, summarize and report in a timely manner the information required to be disclosed in reports Registrant files under the Exchange Act.

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

As a result, on September 8, 2005, Registrant’s Board of Directors concluded that Registrant’s previously issued consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, and the quarterly periods ended March 31, 2005 and June 30, 2005 should be restated and no longer should be relied upon.

In connection with the restatement and preparation of this Form 10-QSB/A, Registrant’s Chief Executive Officer carried out another evaluation of the effectiveness of the design and operation of Registrant’s disclosure controls and procedures. Based upon that evaluation, Registrant’s Chief Executive Officer concluded that, as discussed below, a change should be made in Registrant’s disclosure controls and procedures to ensure that the information required to be disclosed in reports Registrant files under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is an indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Registrant has conducted a review of its accounting methods related to the valuation of equity securities and has modified its method of accounting for equity securities in accordance with accounting principles generally accepted in the United States. Registrant believes that these remedial steps have corrected the material weakness in internal control over financial reporting described above.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Subsequent to March 31, 2005 and prior to the filing of this Amended Form 10-QSB/A, First Citizens Bancorporation, Inc., Columbia, South Carolina announced its intentions to pursue voluntary de-registration with the Securities and Exchange Commission. The announcement stated that record holders of 170 and fewer voting common stock would receive $735.00 in cash for each voting common stock. This announcement is expected to have a material impact on the fair market value of these securities in subsequent reporting periods. Using this fair value would increase investments in equity securities by $7,648,534 and increase other comprehensive income by $4,665,606 from the March 31, 2005 values. At the time of this filing the stock was still trading at a discount to this repurchase price.

Subsequent to March 31, 2005, and prior to the filing of this Amended Form 10-QSB/A, Registrant filed an 8-K with the Securities and Exchange Commission in which it announced its intentions to pursue voluntary de-registration by means of a reverse stock-split. Shareholders will receive 1 share for each 50 shares held immediately prior to the reverse stock-split. In lieu of fractional shares, shareholders will receive $78.00 in cash for each pre-split share comprising a fraction of a newly issued share.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit Number	Description
31.1	Certification of Registrant’s principal executive officer pursuant to Rule 13a-14(a)

31.2	Certification of Registrant’s principal financial officer pursuant to Rule 13a-14(a)

32	Certification of Registrant’s principal executive officer and principal financial officer pursuant to 18 U. S. C. Section 1350

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

Signature	Title	Date
/s/ David S. Perry David S. Perry	President, Treasurer and Director (principal executive and principal financial officer)	December 29, 2005

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Registrant’s principal executive officer pursuant to Rule 13a-14(a)

31.2	Certification of Registrant’s principal financial officer pursuant to Rule 13a-14(a)

32	Certification of Registrant’s principal executive officer and principal financial officer pursuant to 18 U. S. C. Section 1350