Form 10QSB/A
period 2005-06-30
YADKIN VALLEY CO
filed 2005-12-30
CIK 1013266

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

Yes      X        No

On June 30, 2005, there were 180,598 outstanding shares of Registrant’s common stock.

Explanatory Note

This Amendment to the Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2005, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Registrant’s filed reports. Among other changes, this amendment changes the values at which certain investment securities are recorded in the Registrant’s consolidated financial statements. Those investment securities consist of equity securities which do not have readily determinable fair values and previously were carried at the lower of the cost or fair value. The change is to carry those securities at their fair value as required by U.S. generally accepted accounting principles. The impact of the change is to increase the values at which the investment securities are reflected in the consolidated financial statements, and to increase total assets, deferred income taxes and accumulated other comprehensive income. The change does not have an impact on previously reported earnings. See Note 2 of the Notes to Consolidated Financial Statements for additional discussion.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(As restated, see Note 2)	(As restated, see Note 2)
ASSETS
Cash and investments:
Cash	$71,838	108,783
Investments in equity securities	24,718,075	24,218,928
Certificates of deposit	322,000	358,951

Total cash and investments	25,111,913	24,686,662
Accrued investment income	588	338
Other assets	100	100

Total assets	$25,112,601	24,687,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities :
Life policy claims reserves	6,374	6,374
Deferred income taxes	8,635,829	8,473,954
Notes payable	899,205	899,205
Accrued interest payable	3,376	3,202

Total liabilities	9,544,784	9,382,735

Shareholders’ equity :
Common stock, par value $1 per share; authorized 500,000 shares, issued and outstanding 180,598 shares in 2005 and 180,700 shares in 2004	180,598	180,700
Retained earnings	1,698,004	1,738,931
Accumulated other comprehensive income	13,689,215	13,384,734

Total shareholders’ equity	15,567,817	15,304,365

Total liabilities and shareholders’ equity	$25,112,601	24,687,100

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

UNAUDITED

	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Premiums and other revenue:
Life premium	$24,923	$33,023	51,856	68,958
Dividend income	21,036	46,525	40,962	64,480
Interest income	1,492	766	2,911	1,554

	47,451	80,314	95,729	134,992

Benefits and expenses:
Death benefits	2,646	—	13,777	4,109
Operating expenses:
Commissions	10,530	14,758	22,618	30,812
Interest	9,908	5,766	18,293	11,181
Professional fees	24,956	6,640	50,584	29,795
Management fees	6,923	5,441	13,846	14,322
General, administrative and other	3,704	5,440	44,431	44,169

	58,667	38,045	163,549	134,388

Income (loss) before income taxes	(11,216)	42,269	(67,820)	604

Income tax expense (benefit)	(8,812)	3,784	(32,791)	(15,124)

Net income (loss)	$(2,404)	$38,485	(35,029)	15,728

Net income (loss) per share	$(0.01)	$0.21	(0.19)	0.09

Weighted average shares outstanding	180,639	181,109	180,670	181,117

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005

UNAUDITED

	Common Stock	Retained earnings	Accumulated other comprehensive income (as restated)	Total shareholders’ equity (as restated)
Balance at December 31, 2004 (as restated)	$180,700	1,738,931	13,384,734	15,304,365

Comprehensive income:
Net loss	—	(35,029)	—	(35,029)
Net unrealized gains on equity securities, net of income taxes of $194,668 (as restated, see Note 2)	—	—	304,481	304,481

Comprehensive income (as restated)				269,452
Redemption of 102 shares of common stock	(102)	(5,898)	—	(6,000)

Balance at June 30, 2005 (as restated)	$180,598	1,698,004	13,689,215	15,567,817

See accompanying notes to consolidated financial statements.

YADKIN VALLEY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

UNAUDITED

	2005	2004
Operating activities :
Net income (loss)	$(35,029)	15,728
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred tax benefit	(32,791)	(15,124)
Decrease (increase) in accrued investment income	(250)	10
Increase in accrued interest payable	174	403

Net cash provided (used) by operating activities	(67,896)	1,017

Investing activities :
Purchases of certificates of deposit	(774,000)	(530,477)
Maturities of certificates of deposit	810,951	510,000

Net cash provided (used) by investing activities	36,951	(20,477)

Financing activities :
Purchases and retirement of common stock	(6,000)	(1,300)

Net cash used by financing activities	(6,000)	(1,300)

Net decrease in cash	(36,945)	(20,760)

Cash at beginning of reporting period	108,783	98,945

Cash at end of reporting period	$71,838	78,185

Cash payments for :
Interest	$18,118	10,778

Income taxes	—	—

Non-cash investing and financing activities :
Increase in unrealized gain on equity securities, net of applicable income taxes of $194,668 and $1,730, respectively (as restated)	$304,481	3,358

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

For the six months ended June 30, 2005 and 2004, total comprehensive income consisting of net income (loss) and unrealized gains on equity securities, net of taxes, was $269,452 (as restated) and $14,700 (as restated), respectively. For the three months ended June 30, 2005 and 2004, total comprehensive income consisting of net income (loss) and unrealized gains on equity securities, net of taxes, was $(31,553) and $(213,317), respectively.

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

The effect of this accounting change on the Company’s consolidated balance sheets as of June 30, 2005 and December 31, 2004, the consolidated statement of changes in shareholders’ equity and consolidated statement of cash flows for the six months ended June 30, 2005, is summarized as follows:

Consolidated Balance Sheet June 30, 2005	As previously reported	Adjustments	As restated
Investments in equity securities	$22,605,851	2,112,224	24,718,075
Total assets	23,000,377	2,112,224	25,112,601
Deferred income taxes	7,812,062	823,767	8,635,829
Total liabilities	8,721,017	823,767	9,544,784
Accumulated other comprehensive income	12,400,758	1,288,457	13,689,215
Total shareholders’ equity	14,279,360	1,288,457	15,567,817
Total liabilities and shareholders’ equity	23,000,377	2,112,224	25,112,601

Consolidated Statement of Changes in Shareholders’ Equity June 30, 2005	As previously Reported	Adjustments	As restated
Net unrealized gains on equity securities net of income taxes	$265,838	38,643	304,481
Accumulated other comprehensive income	12,400,758	1,288,457	13,689,215
Total shareholders’ equity	14,279,360	1,288,457	15,567,817

Consolidated Statement of Cash Flow June 30, 2005	As previously Reported	Adjustments	As restated
Non-cash investing and financing activities:
Unrealized gain on equity securities, net of applicable income taxes	$265,838	38,643	304,481

Consolidated Balance Sheet December 31, 2004	As previously Reported	Adjustments	As restated
Investments in equity securities	$22,170,052	2,048,876	24,218,928
Total assets	22,638,224	2,048,876	24,687,100
Deferred income taxes	7,674,892	799,062	8,473,954
Total liabilities	8,583,673	799,062	9,382,735
Accumulated other comprehensive income	12,134,920	1,249,814	13,384,734
Total shareholders’ equity	14,054,551	1,249,814	15,304,365
Total liabilities and shareholders’ equity	22,638,224	2,048,876	24,687,100

Note 3: Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc., Raleigh, North Carolina (“FCB”), First Citizens Bancorporation, Inc., Columbia, South Carolina (“FCB-SC”), Heritage BancShares, Inc., Lucama, North Carolina (“HBI”), The Heritage Bank, Lucama, North Carolina (“Heritage”), Southern Bank & Trust Company, Mount Olive, North Carolina (“Southern”), and The Fidelity Bank, Fuquay-Varina, North Carolina (“Fidelity”). All of these entities are related through common ownership. American Guaranty Insurance Company (“AGI”) and First-Citizens Bank & Trust Company (“FCB&T”) are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company (“TLIC”) is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and HBI. At June 30, 2005 and December 31, 2004, the Company had $222,000 and $258,951 respectively, invested in certificates of deposit in FCB&T.

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

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the six months ended June 30, 2005 and the corresponding period in 2004 are as follows:

	2005	2004
Premiums assumed	$51,856	$68,958
Death benefits assumed	13,777	4,109
Commissions assumed	22,618	30,812

At both June 30, 2005 and December 31, 2004, the Company’s balance sheet reflected assumed life policy claim reserves of $6,374.

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

The primary outflows of the Company’s funds are for claim payments, commission payments and general expenses. Incurred claims increased $9,668 (235.3%) from the corresponding period in 2004. The change is not specifically attributable to any known events as there have been no change in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the increase is not indicative of a trend. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life’s operations, claim reserves have proven to be adequate. The life policy claim reserves reported at June 30, 2005 and December 31, 2004, were $6,374 and $6,374, respectively. The reserve amount was developed by using a 3 year average of claims paid from reserves as it relates to the total in force amount of insurance plus case reserves. Trends, adequacy of the reserves and catastrophic events are reviewed by a qualified independent actuary. Corrections and/or adjustments are made based on the trends, historical adequacy and catastrophic events. For the quarters ending June 30, 2005 and 2004 respectively, all of the reported reserves were IBNR. There were no case reserves. Additionally, the historical nature of the registrant’s credit insurance business is such that the timing of reported claims are of a short duration, generally less than 60 days. The decline in commission payments in 2005 versus 2004 is directly correlated to the decline in assumed premium written. Operating expenses, excluding commissions, increased by $27,687 (27.8%) for the period reported from the corresponding period of 2004, primarily due to an increase in professional fees of $20,789 (69.7%) and an increase in interest expense of $7,112 (63.6%). The Professional expenses increased primarily due to compliance with Sarbanes Oxley Act of 2002 and expenses related to changes in auditors as well as timing of invoice receipts. The reason for the increase in interest expense was due to the increase in the LIBOR rate.

INVESTMENTS. During 2005, the Company’s investments in equity securities experienced an increase in fair values of $499,147 (2.1%) from December 31, 2004. The increase in fair values of the Company’s investments as of June 30, 2005 is driven by the fact that the Company’s largest individual holding is in a banking organization whose equity securities are not widely traded and thus are subject to fluctuation.

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

Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.63 at June 30, 2005 and 2.63 at December 31, 2004, which ratio continues to remain constant. Investments in equity securities had a carrying value at June 30, 2005 and December 31, 2004 of $24,718,075 and $24,218,928 respectively, of which $21,882,445 are classified as available for sale and portions of which could be sold as a source of cash. Factors which could impact the Company’s financial position and liquidity are significant increases or decreases in the market values of these equity securities. While management considers $21,882,445 of the securities to be readily marketable, the Company’s ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these securities, and may result in the Company realizing substantial losses on any such sales. Management of the Company believes that Yadkin Valley Life maintains sufficient other sources of liquidity such as certificates of deposit and borrowings and that sales of these investments would not appear necessary for the foreseeable future.

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

Item 3. Controls and Procedures

Registrant’s original Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (the “Original Report”) indicated that Registrant’s Chief Executive Officer, who also serves as Registrant’s Chief Financial Officer, had concluded that, as of the end of the period covered by the Original Report, Registrant’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective in enabling Registrant to record, process, summarize and report in a timely manner the information required to be disclosed in reports Registrant files under the Exchange Act.

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

Registrant will continue to evaluate its internal control over financial reporting on a regular basis and, if problems or deficiencies are identified during the course of those evaluations, Registrant will consider what revision, improvement and/or correction is needed in order to ensure that its internal controls over financial reporting is effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2005, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1:
04/01/05 through 04/30/05	4	$53.00	0	N/A

Month #2:
05/01/05 through 05/31/05	36	$54.00	0	N/A

Month #3:
06/01/05 through 06/30/05	62	$62.00	0	N/A

Total	102	$58.82	0	N/A

(1)	All shares were purchased in private transactions directly from shareholders.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Registrant’s Annual Meeting of Shareholders was held on April 25, 2005.

(b)	At the Annual Meeting, the following Directors were elected to the Board of Directors for terms of one year or until their successors are duly elected and qualified.

Hope Holding Connell

Denton F. Lee, Jr.

David Stuart Perry

(c)	Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

(1)	Election of three Directors for a term expiring in 2006

Nominee	Shares voted “For”	Shares Withheld	Total Shares Voted	Broker Non-Votes
Hope Connell	142,846	1,202	144,048	0
Denton Lee	142,846	1,202	144,048	0
David Perry	142,846	1,202	144,048	0

Item 5. Other Information

Subsequent to June 30, 2005 and prior to the filing of this Amended Form 10-QSB/A, First Citizens Bancorporation, Inc., Columbia, South Carolina announced its intentions to pursue voluntary de-registration with the Securities and Exchange Commission. The announcement stated that record holders of 170 and fewer voting common stock would receive $735.00 in cash for each voting common stock. This announcement is expected to have a material impact on the fair market value of these securities in subsequent reporting periods. Using this fair value would increase investments in equity securities by $7,648,534 and increase other comprehensive income by $4,665,606 from the June 30, 2005 values. At the time of this filing the stock was still trading at a discount to this repurchase price.

Subsequent to June 30, 2005, and prior to the filing of this Amended Form 10-QSB/A, Registrant filed an 8-K with the Securities and Exchange Commission in which it announced its intentions to pursue voluntary de-registration by means of a reverse stock-split. Shareholders will receive 1 share for each 50 shares held immediately prior to the reverse stock-split. In lieu of fractional shares, shareholders will receive $78.00 in cash for each pre-split share comprising a fraction of a newly issued share.

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