Form 10QSB
period 2005-09-30
YADKIN VALLEY CO
filed 2006-01-05
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On September 30, 2005, there were 180,598 outstanding shares of Registrant's common stock.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                                                                September 30, 2005   December 31, 2004
                                                                ------------------   ------------------
                                                                                     (as restated, see
                                                                                           Note 2)
                                     ASSETS
                                     ------

Cash and investments:
    Cash                                                        $           65,336              108,783
    Investments in equity securities                                    30,765,784           24,218,928
    Certificates of deposit                                                327,475              358,951
                                                                ------------------   ------------------
               Total cash and investments                               31,158,595           24,686,662
Accrued investment income                                                    1,340                  338
Other assets                                                                   100                  100
                                                                ------------------   ------------------
               Total assets                                     $       31,160,035           24,687,100
                                                                ==================   ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
    Life policy claims reserves                                             19,077                6,374
    Deferred income taxes                                               10,985,157            8,473,954
    Notes payable                                                          899,205              899,205
    Accrued interest payable                                                 3,772                3,202
                                                                ------------------   ------------------
               Total liabilities                                        11,907,211            9,382,735
                                                                ------------------   ------------------

Shareholders' equity:
    Common stock, par value $1 per share; authorized
      500,000 shares, issued and outstanding 180,598
      shares in 2005 and 180,700 shares in 2004                            180,598              180,700
    Retained earnings                                                    1,693,910            1,738,931
    Accumulated other comprehensive income                              17,378,316           13,384,734
                                                                ------------------   ------------------
               Total shareholders' equity                               19,252,824           15,304,365
                                                                ------------------   ------------------

               Total liabilities and shareholders' equity       $       31,160,035           24,687,100
                                                                ==================   ==================

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                    UNAUDITED

                                                   For the three    For the three    For the nine     For the nine
                                                   months ended     months ended     months ended     months ended
                                                  Sept. 30, 2005   Sept. 30, 2004   Sept. 30, 2005   Sept. 30, 2004
                                                  --------------   --------------   --------------   --------------
Premiums and other revenue:
   Life premium                                    $      23,002    $      30,975           74,858           99,933
   Dividend income                                        19,926           19,926           60,887           84,406
   Interest income                                         1,813              918            4,724            2,472
                                                   -------------    -------------    -------------    -------------
                                                          44,741           51,819          140,469          186,811
                                                   -------------    -------------    -------------    -------------

Benefits and expenses:
   Death benefits                                          9,493           10,874           23,270           14,983
   Increase in reserve for life policy claims             12,703                -           12,703                -
Operating expenses:
   Commissions                                             8,514           13,851           31,132           44,663
   Interest                                               11,155            7,011           29,448           18,192
   Professional fees                                       7,521           12,540           58,105           42,335
   Management fees                                         6,923            3,442           20,769           17,764
   General, administrative and other                       1,806            1,353           46,236           45,522
                                                   -------------    -------------    -------------    -------------
                                                          58,115           49,071          221,663          183,459
                                                   -------------    -------------    -------------    -------------

          Income (loss) before income taxes              (13,374)           2,748          (81,194)           3,352

Income tax benefit                                        (4,547)          (3,799)         (42,071)         (18,923)
                                                   -------------    -------------    -------------    -------------

           Net income (loss)                       $      (8,827)   $       6,547          (39,123)          22,275
                                                   =============    =============    =============    =============

Net income (loss) per share                        $       (0.05)   $        0.04            (0.22)            0.12
                                                   =============    =============    =============    =============

Weighted average shares outstanding                      180,598          180,710          180,645          180,980
                                                   =============    =============    =============    =============

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005
                                    UNAUDITED

                                                                                        Accumulated
                                                                                           other           Total
                                                         Common          Retained      comprehensive    shareholders'
                                                         Stock           earnings          income          equity
                                                     -------------    -------------    -------------   -------------
Balance at December 31, 2004 (as restated)           $     180,700        1,738,931       13,384,734      15,304,365

Comprehensive income:
    Net loss                                                     -          (39,123)               -         (39,123)
    Net unrealized gains on equity securities,
        net of income taxes of $2,553,274                        -                -        3,993,582       3,993,582
                                                                                                       -------------
            Comprehensive income                                                                           3,954,459
Redemption of 102 shares of common stock                      (102)          (5,898)               -          (6,000)
                                                     -------------    -------------    -------------   -------------

Balance at September 30, 2005                        $     180,598        1,693,910       17,378,316      19,252,824
                                                     =============    =============    =============   =============

See accompanying notes to consolidated financial statements.

                      YADKIN VALLEY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                    UNAUDITED

                                                                            2005             2004
                                                                       -------------    -------------
Operating activities:
    Net income (loss)                                                  $     (39,123)          22,275
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
              Deferred tax benefit                                           (42,071)         (18,923)
              Increase in life policy claim reserves                          12,703                -
              Increase in accrued investment income                           (1,002)            (355)
              Increase in accrued interest payable                               570            1,263
                                                                       -------------    -------------

                 Net cash provided (used) by operating activities            (68,923)           4,260
                                                                       -------------    -------------

Investing activities:
     Purchases of certificates of deposit                                 (1,001,475)        (926,064)
     Maturities of certificates of deposit                                 1,032,951          950,477
                                                                       -------------    -------------
                 Net cash provided by investing activities                    31,476           24,413
                                                                       -------------    -------------

Financing activities:
    Purchases and retirement of common stock                                  (6,000)         (21,891)
                                                                       -------------    -------------
                 Net cash used by financing activities                        (6,000)         (21,891)

                 Net increase (decrease) in cash                             (43,447)           6,782
Cash at beginning of reporting period                                        108,783           98,945
                                                                       -------------    -------------
Cash at end of reporting period                                        $      65,336          105,727
                                                                       =============    =============

Cash payments for:
     Interest                                                          $      28,878           16,930
                                                                       =============    =============
     Income taxes                                                                  -                -
                                                                       =============    =============

Non-cash investing and financing activities:
     Increase (decrease) in unrealized gain on equity securities, net of applicable income taxes of $2,553,274 and $(209,520)
     (as restated)                                                     $   3,993,582         (338,292)
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

The information contained in the footnotes to the Company's condensed consolidated financial statements included in the Company's Form 10-KSB/A should be referenced when reading these unaudited condensed interim financial statements. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For the nine months ended September 30, 2005 and 2004, total comprehensive income (loss) consisting of net income (loss) and unrealized gains (losses) on equity securities, net of taxes, was $3,954,459 and ($316,017), respectively.

Note 2: Restatement of Financial Statements

On August 24, 2005, the Company received a notice from the Division of Corporation Finance of the Securities and Exchange Commission ("SEC"), addressing its views regarding the valuation of certain equity securities under generally accepted accounting principles in the United States of America ("GAAP"). In response to the notice, the Company's management discussed with the current and prior auditors and the SEC the accounting and valuation of certain equity securities held by the Company. As a result, the Company has restated its financial statements for the fiscal years December 31, 2004 and 2003 and quarterly periods ended March 31, 2005 and June 30, 2005.

The effect of this accounting change on the Company's consolidated balance sheet as of December 31, 2004 and the consolidated statement of cash flow for the nine months ended September 30, 2004, is summarized as follows:

     Consolidated Balance Sheet
     December 31, 2004                                As previously reported     Adjustments      As restated
     -----------------                                ----------------------     -----------      -----------
     Investments in equity securities                      $  22,170,052           2,048,876      24,218,928
        Total assets                                          22,638,224           2,048,876      24,687,100
     Deferred income taxes                                     7,674,892             799,062       8,473,954
        Total liabilities                                      8,583,673             799,062       9,382,735
     Accumulated other comprehensive income                   12,134,920           1,249,814      13,384,734
        Total shareholders' equity                            14,054,551           1,249,814      15,304,365
        Total liabilities and shareholders' equity            22,638,224           2,048,876      24,687,100

     Consolidated Statement of Cash Flow
     September 30, 2004                               As previously reported     Adjustments      As restated
     ------------------                               ----------------------     -----------      -----------
     Noncash investing and financing activities:
        Decrease in unrealized gain on equity
        securities, net of applicable income taxes         $    (307,378)            (30,914)       (338,292)

Note 3: Related Parties

Certain significant shareholders of the Company are also significant shareholders of First Citizens BancShares, Inc., Raleigh, North Carolina ("FCB"), First Citizens Bancorporation, Inc., Columbia, South Carolina ("FCB-SC"), Heritage BancShares, Inc., Lucama, North Carolina ("HBI"), The Heritage Bank, Lucama, North Carolina ("Heritage"), Southern Bank & Trust Company, Mount Olive, North Carolina ("Southern"), and The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity"). All of these entities are related through common ownership. American Guaranty Insurance Company ("AGI") and First-Citizens Bank & Trust Company ("FCB&T") are wholly owned subsidiaries of FCB, and Triangle Life Insurance Company ("TLIC") is wholly owned by FCB&T. The Company holds stock in FCB, FCB-SC and HBI. At September 30, 2005 and December 31, 2004, the Company had $227,475 and $258,951 respectively, invested in certificates of deposit in FCB&T.

The Company has no employees. AGI provides all managerial, administration and operational services necessary in carrying out the Company's business. AGI is a subsidiary of FCB and provides management services to the Company. Management fees were $20,769 for the nine months ending September 30, 2005 and $17,764 for the corresponding period in 2004.

Yadkin Valley Life provides reinsurance to TLIC, a subsidiary of FCB&T. The policies reinsured are sold through Southern, Fidelity and Heritage. Amounts related to business assumed from TLIC for the nine months ended September 30, 2005 and the corresponding period in 2004 are as follows:

                                             2005      2004
                                           -------   -------

     Premiums assumed                      $74,858   $99,933
     Death benefits assumed                 23,270    14,983
     Commissions assumed                    31,132    44,663

At September 30, 2005 and December 31, 2004, the Company's balance sheet reflected assumed life policy claim reserves of $19,077 and $6,374, respectively.

Note 4: Other Matters

On September 13, 2005 First Citizens Bancorporation, Inc., Columbia, South Carolina announced its intentions to pursue voluntary de-registration with the Securities and Exchange Commission. The announcement stated that record holders of 170 and fewer shares of voting common stock would receive $735.00 in cash for each voting common stock. This announcement had a material impact on the fair market value of these securities resulting in a fair market value of $680.00 per share as of September 30, 2005. The Company owns 35,000 shares of Bancorporation's voting common stock and 5,631 shares of non voting common stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is presented to assist shareholders in understanding Yadkin's consolidated financial condition and results of operations and should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.

     The Company restated its consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 and the quarterly periods ended March 31, 2005 and June 30, 2005. See Note 2 of the Notes to Consolidated Financial Statements for additional discussion.

     RESULTS OF OPERATIONS. The Company realized a consolidated loss before income taxes of $81,194 during the first nine months of 2005 compared to a consolidated net income before income taxes of $3,352 during the corresponding period in 2004. The loss was primarily due to a decrease in life premium of $25,075, a decrease in dividend income received of $23,519, an increase in death benefits incurred of $20,990, an increase in professional fees of $15,770 and an increase in interest expense on notes of $11,256. Consolidated net loss during the period was $39,123 compared to a consolidated net income of $22,275 during the corresponding period of 2004.

     The main source of operating funds for the period reported was from Yadkin Valley Life Insurance Company's ("Yadkin Valley Life") operation. Revenue from Yadkin Valley Life's operation continued to decline primarily as a result of a decrease in sales of credit life insurance by producing banks. Premiums have decreased $25,075 (25.1%) from the corresponding period in 2004 and management expects the decline may continue for the remainder of the year as the products being reinsured are not being actively marketed. The premium volume of Yadkin Valley Life does vary from year to year based on the volume and eligibility of loans for credit life insurance in producing banks.

     The primary outflows of the Company's funds are for claim payments, commission payments and general expenses. Incurred claims increased $20,990 (140.1%) from the corresponding period in 2004. The change is not specifically attributable to any known events as there have been no changes in operations, underwriting or any other procedure. Management believes all claims filed and paid to be proper and paid according to provisions in the various policies issued and the increase is not indicative of a trend. While the policyholder mortality experience represents the primary uncertainty of Yadkin Valley Life's operations, claim reserves have proven to be adequate. The life policy claim reserves reported at September 30, 2005 and December 31, 2004 were $19,077 and $6,374, respectively. The reserve amount was developed by using a 3 year average of claims paid from reserves as it relates to the total in force amount of insurance plus case reserves. Trends, adequacy of the reserves and catastrophic events are reviewed by a qualified independent actuary. Corrections and/or adjustments are made based on the trends, historical adequacy and catastrophic events. At September 30, 2005 there were $5,443 of IBNR and $13,634 of case reserves; and at December 31, 2004 there were $6,374 of IBNR and $0 case reserves. Additionally, the historical nature of the registrant's credit insurance business is such that the timing of reported claims are of a short duration, generally less than 60 days.

     The decline in commission payments in 2005 versus 2004 is directly correlated to the decline in assumed premium written. For the nine month period ended September 30, 2005, operating expenses, excluding commissions, increased by $30,745 (24.8%) from the corresponding period of 2004, primarily due to an increase in professional fees of $15,770 (37.3%) and an increase in interest expense of $11,256 (61.9%). The professional fees have increased primarily due to expenses related to the change in auditors, restatement of financials and going private initiative. The increase in interest expense was due to the increase in the LIBOR rate.

     INVESTMENTS. During 2005, the Company's investments in equity securities experienced an increase in fair values of $6,546,856 (27.0%) from December 31, 2004. The primary reason for the increase in fair value of the Company's investments as of September 30, 2005 is the announcement of First Citizens Bancorporation, Inc. ("Bancorporation") on September 13, 2005 that it intended to pursue voluntary deregistration with the Securities and Exchange Commission. The announcement stated that record holders of 170 and fewer shares of Bancorporation's voting common stock would receive $735.00 in cash for each voting common stock. This announcement had a material impact on the fair market value of these securities resulting in a fair market value of $680.00 per share as of September 30, 2005 which is a 25.9% increase in the fair market price of Bancorporation's voting common stock from June 30, 2005 and a 29.5% increase from December 31, 2004. The Company owns 35,000 shares of Bancorporation's voting common stock.

     The most significant estimate the Company makes, related to its investment portfolio, is the determination of fair market value of Bancorporation's non voting stock and Heritage BancShares, Inc. ("HBI") common stock owned by the Company. The fair value of the Bancorporation non voting common stock is reported using a 25% discount from the fair value of Bancorporation's voting common stock, which is determined by quoted market prices. There are only four shareholders of the non voting common stock and there have been no transfers in the last five years. There is no known market for the stock. The 25% discount was determined by management of the Company based on a comprehensive evaluation by an independent third party and discussions with management of the issuer. The fair value of the HBI common stock is reported using a buy back price determined annually by management of HBI. This stock is thinly traded and there is no known market.

     If there are changes in the market price of Bancorporation's voting common stock or the buy back of HBI's common stock, materially different amounts may be reported in the Company's consolidated balance sheet.

     There can be no assurances that the current fair values of either of these securities will be sustained in future periods and continued fluctuations in the fair values of these investments in future periods will result in fluctuations in the Company's shareholders' equity.

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

     Management believes the liquidity of the Company to be adequate as evidenced by ratios of assets to liabilities of 2.62 at September 30, 2005 and
2.63 at December 31, 2004, which ratio continues to remain constant. Investments in equity securities had a carrying value at September 30, 2005 and December 31, 2004 of $30,765,784 and $24,218,928, respectively. At September 30, 2005,
$27,338,899 are classified as available for sale and portions of which could be sold as a source of cash. Factors which could impact the Company's financial position and liquidity are significant increases or decreases in the market values of these equity securities. The primary reason for the 27% increase in equity securities was the deregistration announcement of Bancorporation which resulted in a 29.5% increase in the fair value of Bancorporation's voting common stock. While management considers $27,338,899 of these securities to be readily marketable, the Company's ability to sell a substantial portion of these investments may be inhibited by the limited trading of most of these securities, and may result in the Company realizing substantial losses on any such sales.

     On October 5, 2005 Registrant announced its intentions to pursue voluntary de-registration by means of a reverse stock-split. Shareholders will receive 1 share for each 50 shares held immediately prior to the reverse stock-split. In lieu of fractional shares, shareholders will receive $78.00 in cash for each pre-split share comprising a fraction of a newly issued share. The estimated cost of this transaction is $1,130,000 (3.67% of equity securities) and the Company expects to fund the transaction by selling equity securities or borrowing funds. The cost of this transaction is not expected to have a material impact on future revenues.

     FINANCIAL CONDITION. The increase in total assets from December 31, 2004 was primarily due to an increase in unrealized gains on equity securities. There were no other material changes in financial condition during the third quarter of 2005.

     CAPITAL RESOURCES. There are no material commitments for capital expenditures other than as reported under the caption LIQUIDITY above. At September 30, 2005, Registrant had outstanding borrowings, which is with an unrelated bank, of $899,205 secured by 18,139 shares of the Class A Common Stock of First Citizens BancShares, Inc., Raleigh, North Carolina which have a carrying value of $3,095,420 and 10,000 voting common shares of First Citizens Bancorporation, Inc., Columbia, South Carolina which have a carrying value of $6,800,000. Any funds needed to satisfy loan repayments would be derived from the sale of or repositioning of investments and dividends from Yadkin Valley Life.

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

Item 3. Controls and Procedures

     Registrant's Chief Executive Officer, who also serves as Registrant's Chief Financial Officer, has evaluated the effectiveness of the design and operation of Registrant's disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on his evaluation he concluded that, as of the end of the period covered by this report, Registrant's disclosure controls and procedures were effective in enabling Registrant to record, process, summarize and report in a timely manner the information required to be disclosed in reports Registrant files under the Exchange Act.

     On August 24, 2005, Registrant received notification by the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") of comments and questions regarding Registrant's method of determining the values of certain non-marketable equity securities as reported in its consolidated financial statements. Following discussions between Registrant's management, Registrant's current and former independent public accountants, and the SEC staff, Registrant determined that its method of valuing those non-marketable equity securities was not consistent with accounting principles generally accepted in the United States.

     As a result, on September 8, 2005, Registrant's Board of Directors concluded that Registrant's previously issued consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, and the quarterly periods ended March 31, 2005 and June 30, 2005 should be restated and no longer should be relied upon.

     In connection with that restatement and the preparation of amendments to the Registrant's 2004 Form 10-KSB, March 31 2005 Form 10-QSB and June 30, 2005 Form 10-QSB, Registrant's Chief Executive Officer concluded that, as discussed below, a change should be made in Registrant's disclosure controls and procedures to ensure that the information required to be disclosed in reports Registrant files under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

     Based on the definition of "material weakness" in the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is an indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. During the quarterly period covered by this report, Registrant conducted a review of its accounting methods related to the valuation of equity securities and modified its method of accounting for equity securities in accordance with accounting principles generally accepted in the United States. Registrant believes that these remedial steps corrected the material weakness in internal control over financial reporting described above.

     Registrant will continue to evaluate its internal control over financial reporting on a regular basis and, if problems or deficiencies are identified during the course of those evaluations, Registrant will consider what revision, improvement and/or correction is needed in order to ensure that its internal controls over financial reporting is effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     At September 30, 2005, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

     The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

     Exhibit
     Number                             Description
     -------    ---------------------------------------------------------------

     31.1 Certification of Registrant's principal executive officer pursuant to Rule 13a-14(a)

     31.2 Certification of Registrant's principal financial officer pursuant to Rule 13a-14(a)

     Exhibit
     Number                             Description
     -------    ---------------------------------------------------------------

     32 Certification of Registrant's principal executive officer and principal financial officer pursuant to 18 U. S. C. Section 1350



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              YADKIN VALLEY COMPANY


Date: January 5, 2006                         By: /s/ DAVID S. PERRY
                                                  -----------------------------
                                                  David S. Perry, President

     In accordance with Section13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                         Date
        ---------                        -----                         ----

    /s/ DAVID S. PERRY       President, Treasurer and            January 5, 2006
-------------------------    Director (principal executive
    David S. Perry           and principal financial officer)

                                  EXHIBIT INDEX

     Exhibit
     Number                             Description
     -------    ---------------------------------------------------------------

     31.1 Certification of Registrant's principal executive officer pursuant to Rule 13a-14(a)

     31.2 Certification of Registrant's principal financial officer pursuant to Rule 13a-14(a)

     32 Certification of Registrant's principal executive officer and principal financial officer pursuant to 18 U. S. C. Section 1350