Form 10KSB
period 2005-12-31
YADKIN VALLEY CO
filed 2006-03-30
CIK 1013266

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005


                           Commission File No. 1-14081

                              YADKIN VALLEY COMPANY
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


          North Carolina                                 56-1249566
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


             Post Office Box 18747
            Raleigh, North Carolina                           27619
     ----------------------------------------              ----------
     (Address of Principal Executive Offices)              (Zip Code)


                                 (919) 716-2266
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)


Securities registered under Section 12(b) of the Act :           None
                                                        ------------------------

Securities registered under Section 12(g) of the Act :   Common stock, $1.00 par
                                                            value per share
                                                        ------------------------
                                                           (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ____

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Registrant's revenue for its most recent fiscal year was:  $  184,618

On December 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $3,812,300.

On December 31, 2005, the number of outstanding shares of Registrant's common stock was 180,598.

                       Documents Incorporated by Reference

Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 2005 are incorporated herein in Part II.

                                     PART I

Item 1. Description of Business

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

         Southern, Fidelity and Heritage sell credit life policies pursuant to insurance contracts between them and Triangle Life and pursuant to which they each receive commissions from Triangle Life on policies sold. These policies provide life insurance coverage, subject to the amount, age and other limitations specified in the insurance contracts. The policies are written on the lives of customers of Southern, Fidelity and Heritage in connection with various extensions of credit to those customers, including consumer and commercial loans (installment and term), overdraft and equity lines of credit, and credit card accounts. Yadkin Valley Life, pursuant to a Reinsurance Agreement between it and Triangle Life, reinsures certain of these policies. The Reinsurance Agreement provides that Triangle Life will automatically cede to Yadkin Valley Life, and Yadkin Valley Life will accept from Triangle Life, 100% of the rights, obligations, liabilities and risks on credit life policies up to a maximum of $25,000 of insurance in force on any one life. At December 31, 2005 and December 31, 2004 respectively, there were 1,446 and 1,862 policies in force which were reinsured by Yadkin Valley Life.

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

         Neither Registrant nor Yadkin Valley Life employs any personnel. Subject to the supervision and control of Registrant's Board of Directors, all managerial, administrative and operational services necessary in carrying on Registrant's insurance holding company business and Yadkin Valley Life's reinsurance business are provided to Registrant and Yadkin Valley Life by American Guaranty Insurance Company, Raleigh, North Carolina ("American Guaranty"), pursuant to Administration Agreements (the "Agreements"). American Guaranty is a wholly owned subsidiary of First Citizens BancShares Inc. ("BancShares"), Raleigh, North Carolina. See "Item 12. Certain Relationships and Related Transactions."

         Registrant is not significantly affected by competition in that Yadkin Valley Life does not seek to reinsure policies issued by any insurer other than Triangle Life or sold by any other creditors. Also, premium rates for credit life insurance sold in North Carolina are the prima facie rates promulgated by the North Carolina Department of Insurance, and regulation of the terms of credit life insurance policies results in the policies offered by various issuers being substantially the same. The volume of Yadkin Valley Life's business does vary from year to year based on the volume of loans originated by the banks that are eligible for credit life insurance and the amount of those loans on which the banks are able to write insurance. However, historically, Yadkin Valley Life's reinsurance business has not demonstrated any seasonality nor dependency on a few purchasers of policies. Yadkin Valley Life does depend on sales of credit life policies by Fidelity, Heritage and Southern and its on going reinsurance agreement with Triangle Life for all of its business.

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

                                   At 12/31/ 05                 At 12/31/04
                             ---------------------       ----------------------
                                 Amount       %             Amount         %
                             -----------   -------       -----------   --------
BancShares                   $ 3,628,945      11.5%      $ 3,071,647       12.7%
Bancorporation                27,456,275      86.8        20,592,206       85.0
Heritage BancShares, Inc.        555,075       1.7           555,075        2.3

         Registrant and Yadkin Valley Life have three officers, none of whom are compensated for their services as such. See "Item 9. Directors, Executive Officers, Promoters and Control Persons."

Item 2. Description of Property

         Registrant and Yadkin Valley Life own no properties. Their offices are located at the offices of American Guaranty which provides Registrant with certain managerial, administrative and operational services. See "Item 12. Certain Relationships and Related Transactions" below.

Item 3. Legal Proceedings

         At December 31, 2005, Registrant was not a party to any legal proceedings that are expected to have a material effect on its financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable

                                    PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         Market and other information regarding Registrant's outstanding common stock is incorporated herein by reference to pages 6 through 7 (under the Caption "Market for Common Equity and Related Stockholders Matters") of Registrant's 2005 Annual Report to Shareholders.

         Registrant did not sell any equity securities during 2005 and, during the fourth quarter of 2005, it did not repurchase any of its outstanding equity securities.

Item 6. Management's Discussion and Analysis or Plan of Operation

         Management's Discussion and Analysis of Financial Condition and Results of Operation are incorporated herein by reference to pages 4 through 6 of Registrant's 2005 Annual Report to Shareholders.

Item 7. Financial Statements

         Registrant's audited financial statements are incorporated herein by reference to pages 8 through 21 of Registrant's 2005 Annual Report to Shareholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable

Item 8(A). Controls and Procedures

         Registrant's management, with the participation of its Chief Executive Officer, has evaluated the effectiveness of the design and operation of Registrant's disclosure controls and procedures as defined in Rules 13a-15(e)) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Registrant's Chief Executive Officer concluded that, as of the end of the period covered by this Report on Form 10-KSB, Registrant's disclosure controls and procedures were effective in enabling Registrant to record, process, summarize and report in a timely manner the information required to be disclosed in reports Registrant files under the Exchange Act.

         As discussed more fully in Note 2 to Registrant's audited consolidated financial statements which are incorporated by reference in Item 7 of this Form 10-KSB, as a result of comments received from the SEC following its review of Registrant's December 31, 2004 Report on Form 10-KSB, Registrant determined that its method of determining the values of certain non-marketable equity securities reported in its consolidated financial statements was not consistent with accounting principles generally accepted in the United States and that it should restate its consolidated financial statements contained in its previous filings. Based on the definition of "material weakness" in the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is an indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. As a result, during the fourth quarter of the period covered by this Report, Registrant conducted a review of its accounting methods related to the valuation of equity securities and modified its method of accounting for equity securities in accordance with generally accepted accounting principles. Registrant believes that these remedial steps have corrected the material weakness in internal control over financial reporting described above.

         Registrant will continue to evaluate its internal control over financial reporting on a regular basis and, if problems or deficiencies are identified during the course of those evaluations, Registrant will consider what revision, improvement and/or correction is needed in order to ensure that its internal control over financial reporting is effective.

Item 8(B). Other Information

         During the fourth quarter of 2005, First Citizens Bancorporation, Inc., Columbia, South Carolina announced its intentions to pursue voluntary de-registration with the Securities and Exchange Commission. The announcement stated that record holders of 170 and fewer voting common stock would receive $735.00 in cash for each voting common stock. This announcement, as expected, had a material impact on the fair market value of these securities and the non marketable equity securities of Bancorporation. The fair market value of the Company's holdings in First Citizens Bancorporation, Inc. increased $6,864,069 (33.3%) from the December 31, 2004 values.

         During the fourth quarter of 2005, the Registrant filed an 8-K with the Securities and Exchange Commission in which it announced its intentions to pursue voluntary de-registration by means of a reverse stock-split. Shareholders will receive 1 share for each 50 shares held immediately prior to the reverse stock-split. In lieu of fractional shares, shareholders will receive $78.00 in cash for each pre-split share comprising a fraction of a newly issued share.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Directors. Registrant's Bylaws provide that its Board of Directors will consist of three members who are elected each year at the Annual Meeting for terms of one year or until their respective successors have been duly elected and qualified. The following table lists Registrant's current three directors. None of Registrant's current directors are "independent directors" as that term is defined by the listing standards of The Nasdaq Stock Market.

                                Positions               First
Name and age                with Registrant (1)         elected     Principal occupation and business experience
--------------------     ------------------------      ---------    ------------------------------------------------------------
Hope Holding Connell           Director and              1998       Executive Vice President, First-Citizens Bank & Trust
     (42)                Chairperson of the Board                   Company, Raleigh, NC (2)

Denton F. Lee, Jr.             Vice President,           2003       Group Vice President and Manager of Central Bank Operations,
     (55)                 Secretary and Director                    First-Citizens  Bank & Trust Company, Raleigh, NC (2)

David S. Perry             President, Treasurer          1988       President and director, American Guaranty Insurance Company,
     (61)                      and Director                         Raleigh, NC (property and casualty insurer) (2); President and director, Triangle Life Insurance Company, Raleigh, NC
                                                                    (credit life and accident and health insurer) (2)

---------------------

(1) Each director also serves as a director of Registrant's operating subsidiary, Yadkin Valley Life.
(2) Registrant is affiliated with First-Citizens Bank & Trust Company, American Guaranty Insurance Company and Triangle Life Insurance Company through the common control relationships described under the caption "Transactions with Related Parties."

Executive Officers. Registrant has only two officers as follows:

         David S. Perry, age 61, has served as Registrant's President and Treasurer since 1988, and as President and Treasurer of its operating subsidiary, Yadkin Valley Life, since 1998. He also serves as President of American Guaranty Insurance Company, Raleigh, North Carolina, a property and casualty insurer, and as President of Triangle Life Insurance Company, Raleigh, North Carolina, a credit life and accident and health insurer. American Guaranty is a subsidiary corporation of First Citizens BancShares, Inc., and Triangle Life is a subsidiary corporation of First-Citizens Bank & Trust Company.

         Denton F. Lee, Jr., age 55, was appointed as Registrant's Vice President and Secretary and Yadkin Valley Life's Vice President during 2003. His primary employment is as Group Vice President of First-Citizens Bank & Trust Company, Raleigh, North Carolina, where he has been employed since 1994. As the bank's Central Bank Operations Manager, he has responsibility for transaction processing and deposit and loan operations.

         Audit Committee Financial Expert. Rules recently adopted by the Securities and Exchange Commission (the "SEC") require that Registrant disclose whether its Board of Directors has determined that its Audit Committee includes a member who qualifies as an "audit committee financial expert" as that term is defined in the SEC's rules. To qualify as an audit committee expert under the SEC's rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. Because Registrant's Board of Directors includes only three directors, the Board itself performs the functions that would be performed by an audit committee, and the Board has not appointed a separate audit committee. Registrant currently does not have a director who the Board believes could be considered an audit committee financial expert. The Board believes that small companies such as Registrant will find it difficult to locate persons with the specialized knowledge and experience needed to qualify as an audit committee financial expert who are willing to serve as directors without being compensated at relatively high levels. Moreover, the Board believes that, because Registrant does not pay any compensation to its directors, it will be especially difficult for Registrant to have a director who qualifies as an audit committee financial expert. Registrant's current directors have a level of financial knowledge and experience that the Board believes is sufficient for a company the size of Registrant that, like Registrant, does not engage in a wide variety of business activities and, for that reason, the ability to qualify as an audit committee financial expert will not be the primary criteria in the Board's selection of candidates to become new directors.

         Section 16(a)Beneficial Ownership Reporting Compliance. Registrant's directors and our executive officers are required by federal law to file reports with the Securities and Exchange Commission regarding the amounts of and changes in their beneficial ownership of our Common Stock. Based on its review of copies of those reports, Registrant is required to disclose failures to report shares beneficially owned or changes in beneficial ownership, and failures to timely file required reports, during previous years. Registrant currently is not aware of any required reports which were not filed, or which were filed late, during 2005.

         Code of Ethics. Registrant's Board of Directors has adopted a Code of Ethics that applies to its directors and to all its officers, including without limitation its principal executive officer and principal financial officer. A copy of Registrant's Code of Ethics will be provided without charge to any person upon request. Requests for copies should be directed by mail to Corporate Secretary, Yadkin Valley Company, Post Office 18747, Raleigh, North Carolina 27619.

Item 10. Executive Compensation

         Director Compensation. Registrant's directors receive no fees or other compensation for their services as directors.

         Executive Compensation. Registrant has no employees, and its officers receive no salary or other compensation or benefits for their services as officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Principal Shareholders. The following table describes the beneficial ownership of Registrant's common stock as of March 15, 2006 by persons known to own, beneficially or of record, 5% or more of Registrant's stock.

Name and address                          Amount and nature of       Percentage
beneficial owner                        beneficial ownership (1)      of class
----------------                        ------------------------      --------
Peter M. Bristow
Columbia, South Carolina...............          16,459                 9.11%
Hope Holding Connell
Raleigh, North Carolina................          14,837                 8.22%
Frank B. Holding, Jr.
Raleigh, North Carolina................          19,941(2)             11.04%
Lewis R. Holding
Lyford Cay, Bahamas....................          49,205(2)             27.25%
Olivia B. Holding
Raleigh, NC............................          9,163                  5.07%

---------------------

(1) Except as otherwise noted, and to the best of Registrant's knowledge, the named individuals exercise sole voting and investment power with respect to all listed shares. They may be considered to exercise shared voting and investment power with respect to certain of the listed shares as follows:
     Ms. Connell - 101 shares; Mr. F. Holding, Jr. - 1,871 shares; and Mr. L. Holding - 2,764 shares. They disclaim beneficial ownership of the following numbers of listed shares that are held by or for family members or other persons: Mr. Bristow - 4,786 shares; Ms. Connell - 9,322 shares; Mr. F. Holding, Jr. - 4,098 shares; and Mr. L. Holding - 1,814 shares.
(2)  Includes 1,770 shares which are included in the shares listed for both Mr.
     F. Holding, Jr. and Mr. L. Holding.

         Management. The following table describes the beneficial ownership of Registrant's common stock on March 15, 2006, by Registrant's current directors individually and by all directors and executive officers as a group.

Name of                                   Amount and nature of       Percentage
beneficial owner                        beneficial ownership (1)      of class
----------------                        ------------------------      --------
Hope Holding Connell...................          14,837                 8.22%
Denton F. Lee, Jr......................              54                 0.03%
David S. Perry.........................             382                 0.21%
All directors and executive
 officers as a group (3 persons).......          15,609                 8.64%

---------------------

(1) Except as otherwise noted, and to the best of Registrant's knowledge, the individuals named and included in the group exercise sole voting and investment power with respect to all listed shares. Individuals named and included in the group exercise shared voting and investment power with respect to certain of the listed shares as follows: Ms. Connell - 101 shares; and Mr. Perry - 382 shares. Ms. Connell disclaims beneficial ownership of 9,322 of the listed shares

Item 12. Certain Relationships and Related Transactions

         Registrant and its operating subsidiary, Yadkin Valley Life, are parties to Administration Agreements (the "Agreements") with American Guaranty Insurance Company ("American Guaranty"), a subsidiary of First Citizens BancShares, Inc. ("BancShares"). Under the Agreements, American Guaranty provides the managerial, administrative and operational services necessary in carrying on Registrant's insurance holding company business and the reinsurance business of Yadkin Valley Life, subject to the supervision and control of Registrant's Board of Directors. American Guaranty is compensated for its services and reimbursed for expenses it incurs that are reasonable and properly attributable to the management and conduct of Yadkin Valley Life's and Registrant's business affairs. The Agreements may be terminated by either party at any time upon written notice to the other. Aggregate fees paid by Registrant and Yadkin Valley Life to American Guaranty pursuant to the Agreements during 2005 was $28,692. David S. Perry, who is Registrant's President, Treasurer and director, also serves as President and a director of American Guaranty, and Frank B. Holding, Jr., one of Registrant's principal shareholders, serves as Chairman of American Guaranty.

         Registrant's reinsurance business consists solely of assuming risks, through Yadkin Valley Life, on credit life insurance policies (up to a maximum of $25,000 on any one insured) issued by Triangle Life Insurance Company ("Triangle Life"), which is a subsidiary of First-Citizens Bank & Trust Company ("FCB"). In consideration of Yadkin Valley Life's assumption or risk, it receives a portion of the premium income on policies that it reinsures, net of the amounts of claims and insurances taxes paid on those policies. For that reason, Yadkin Valley Life's premium income is derived totally from policies issued by Triangle Life. David S. Perry also serves as President and a director of Triangle Life, and Frank B. Holding, Jr. serves as Chairman of Triangle Life.

         As noted above, American Guaranty is a subsidiary of BancShares and Triangle Life is a subsidiary of FCB. Frank B. Holding, Jr., Lewis R. Holding and Hope H. Connell, Registrant's principal shareholders, each are a principal shareholder of FCB's parent company, BancShares. Also, Frank B. Holding, Jr. and Lewis R. Holding serve as directors and executive officers of FCB and BancShares, and Hope H. Connell serves as an executive officer of FCB.

         The credit life insurance policies issued by Triangle Life and reinsured by Yadkin Valley Life are sold through Southern Bank and Trust Company, Mount Olive, North Carolina ("Southern"), The Fidelity Bank, Fuquay-Varina, North Carolina ("Fidelity"), and The Heritage Bank, Lucama, North Carolina ("Heritage"). Each of those banks has an arrangement with Triangle Life whereby it receives a commission on credit life insurance policies it sells to its loan customers. Hope H. Connell, one of Registrant's directors and principal shareholders, also serves as a director of Southern and its parent holding company, and she is a principal shareholder of Heritage's parent holding company. Frank B. Holding, Jr., one of Registrant's principal shareholders, also is a principal shareholder of Southern's parent holding company, and Lewis R. Holding, one of Registrant's principal shareholders, also is a principal shareholder of Southern's and Fidelity's parent holding companies. The amounts of commissions received by Southern, Fidelity and Heritage, respectively, in connection with those policies during 2005 were $13,541, $13,503, and $5,311.

Substantially all of Registrant's assets are represented by its investments in equity securities of BancShares, First Citizens Bancorporation, Inc., Columbia, South Carolina ("Bancorporation"), and Heritage's parent holding company, Heritage BancShares, Inc. Registrant is affiliated with BancShares and Heritage as a result of the relationships described above. Additionally, Lewis R. Holding, one of Registrant's principal shareholders, also is a principal shareholder of Bancorporation, and Peter M. Bristow, one of Registrant's principal shareholders, also is a principal shareholder and an executive officer of Bancorporation.

Item 13. Exhibits

         The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit
Number                          Description
------   -----------------------------------------------------------------------
3.1 Registrant's Restated Articles of Incorporation (incorporated herein by reference to Registrant's Registration Statement on Form 10-KSB)

3.2 Registrant's Bylaws (incorporated herein by reference to Registrant's Registration Statement on Form 10-KSB)

10.1 Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference to Registrant's Registration Statement on Form 10-KSB)

10.2 Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-KSB)

10.3 Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-KSB)

13       Registrant's 2005 Annual Report to Shareholders (filed herewith)

21 Subsidiaries of Registrant (incorporated herein by reference to Registrant's Registration Statement on Form 10-KSB)

31.1 Certification of Registrant's Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2 Certification of Registrant's Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32 Certification of Registrant's Chief Financial Officer pursuant to 18 U. S.C. Section 1350 (filed herewith)

Item 14.  Principal Accountant Fees and Services

Appointment of Independent Accountants

         Registrant's Board of Directors has the responsibility and authority to select and appoint Registrant's independent accountants each year and to approve the compensation and terms of the engagement of its accountants. The Board has selected Registrant's current independent accounting firm, Dixon Hughes PLLC, to serve as independent accountants for 2005. Representatives of Dixon Hughes PLLC are not expected to attend the 2006 Annual Meeting.

         Dixon Hughes PLLC was first appointed by Registrant's Audit Committee to serve as independent accountants on September 20, 2004, and audited Registrant's 2004 and 2005 consolidated financial statements and reaudited Registrant's 2003 financial in connection with the restatement of Registrant's financial statements during 2005. It replaced KPMG LLP. In connection with KPMG LLP's audits during the two fiscal years ended December 31, 2002 and 2003, and through the date of the Committee's action dismissing KPMG LLP, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to KPMG LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our financial statements.

         KPMG LLP's audit reports on our consolidated financial statements as of and for the years ended December 31, 2002 and 2003, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During 2002 and 2003, and through the date of the Committee's action dismissing KPMG LLP, there were no "reportable events" requiring disclosure pursuant to Item 304(a)(1)(iv)(B) of the Securities and Exchange Commission's Regulation S-B or any "consultations" with Dixon Hughes PLLC of a type requiring disclosure pursuant to Item 304(a)(2) of Regulation S-B.

Services and Fees During 2004 and 2005

         As Registrant's independent accountants, Dixon Hughes PLLC have provided us with various audit and other professional services for which Registrant and Yadkin Valley Life were billed, or expect to be billed, for fees as further described below. Registrant Board of Directors specifically pre-approves all audit services and other services provided by our accountants.

         Registrant's Board of Directors has considered whether the provision of non-audit services by Registrant's independent accounting firm is compatible with maintaining its independence. The Board believes that the provision of non-audit services by Dixon Hughes PLLC does not affect its independence.

         Other Fees. During 2004, Dixon Hughes PLLC did not provide us with or bill us for any other professional services.

         Audit Fees. For 2004 and 2005, Dixon Hughes PLLC audited our consolidated financial statements included in our Annual Report on Form 10-KSB, reviewed our condensed interim consolidated financial statements, and provided other audit services. Also, during 2005, Dixon Hughes PLLC re-audited Registrant's 2003 consolidated financial statements and provided other audit services in connection with the restatement of Registrant's financial statements for the years 2003 and 2004. Fees billed to Registrant by Dixon Hughes PLLC for 2004 audit services were $62,300, and Registrant expects that fees billed for 2005 audit services will be $31,000.

         Audit Related Fees. Dixon Hughes PLLC did not provide Registrant with any audit related professional services during 2004 or 2005.

         Tax Fees. Dixon Hughes PLLC did not provide Registrant with any tax services during 2004. During 2005, Dixon Hughes PLLC reviewed and prepared Registrant's Federal and State tax filings. Registrant paid Dixon Hughes PLLC $6,600 for those tax services.

         All Other Fees. During 2004 and 2005, Dixon Hughes PLLC did not provide Registrant with any other services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       YADKIN VALLEY COMPANY


Date: March   29, 2006                 By: /s/ DAVID S. PERRY
                                           -------------------------------------
                                           David S. Perry, President


         In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                       Title                          Date


/s/ DAVID S. PERRY          President, Treasurer and            March 29,2006
-------------------------   Director (chief executive
    David S. Perry          and chief financial officer)



/s/ DENTON F. LEE, JR.      Vice President, Secretary           March 29, 2006
-------------------------   and Director
Denton F. Lee, Jr.


/s/ HOPE HOLDING CONNELL    Director                            March 29, 2006
-------------------------
Hope Holding Connell

                                  EXHIBIT INDEX

Exhibit
Number                           Description
------   -----------------------------------------------------------------------
3.1 Registrant's Restated Articles of Incorporation (incorporated herein by reference to Registrant's Registration Statement on Form 10-KSB)

3.2 Registrant's Bylaws (incorporated herein by reference to Registrant's Registration Statement on Form 10-KSB)

10.1 Administration Agreement between Registrant and American Guaranty Insurance Company (incorporated herein by reference to Registrant's Registration Statement on Form 10-KSB)

10.2 Administration Agreement between Yadkin Valley Life and American Guaranty Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-KSB)

10.3 Reinsurance Agreement between Yadkin Valley Life and Triangle Life Insurance Company (incorporated herein by reference to Amendment No. 1 to Registrant's Registration Statement on Form 10-KSB)

13       Registrant's 2005 Annual Report to Shareholders (filed herewith)

21 Subsidiaries of Registrant (incorporated herein by reference to Registrant's Registration Statement on Form 10-KSB)

31.1 Certification of Registrant's Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2 Certification of Registrant's Chief Financial Officer pursuant to Rule 13a-114(a) (filed herewith)

32       Certification of Registrant's Chief Financial Officer pursuant to 18 U.
         S. C. Section 1350 (filed herewith)